Form 10-Q
period 2021-09-30
Xilio Therapeutics, Inc.
filed 2021-12-02
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40925

Xilio Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1623397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

828 Winter Street, Suite 300 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 430-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	XLO	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on November 25, 2021: 27,468,948

References to Xilio

Unless otherwise stated, all references to “us,” “our,” “we,” “Xilio,” “Xilio Therapeutics,” “the Company” and similar references in this Quarterly Report on Form 10-Q refer to Xilio Therapeutics, Inc. and its consolidated subsidiaries. Xilio Therapeutics and its associated logos are registered trademarks of Xilio Therapeutics, Inc. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the potential advantages of our current and future product candidates;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	developments relating to our competitors and our industry;
●	our ability to establish and maintain collaborations or obtain additional funding;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	the impact and scope of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, as well as our response to the pandemic.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly those described in the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.

●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity and may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses.
●	The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned and any future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

Availability of Other Information About Xilio Therapeutics

Investors and others should note that Xilio Therapeutics communicates with its investors and the public using its company website (www.xiliotx.com), including but not limited to investor presentations and scientific presentations, filings with the U.S. Securities and Exchange Commission (SEC), press releases, public conference calls and webcasts. You can also connect with Xilio Therapeutics on Twitter (@xiliotx) or LinkedIn. The information that Xilio Therapeutics posts on these channels and websites could be deemed to be material information. As a result, Xilio Therapeutics encourages investors, the media and others interested in Xilio Therapeutics to review the information that it posts on these channels, including Xilio Therapeutics’ investor relations website, on a regular basis. This list of channels may be updated from time to time on Xilio Therapeutics’ investor relations website (ir.xiliotx.com) and may include other social media channels than the ones described above. The contents of Xilio Therapeutics’ website or these channels, or any other website that may be accessed from its website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

		Page

Part I	Financial Information

Item 1.	Financial Statements (unaudited)	6
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	7
	Condensed Consolidated Statements of Preferred Units and Convertible Preferred Stock and Members’ and Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II	Other Information	38

Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 6.	Exhibits	102

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$99,767	$19,238
Prepaid expenses	2,408	1,308
Other current assets	3,397	44
Total current assets	105,572	20,590
Restricted cash	1,553	1,551
Property and equipment, net	7,108	7,367
Operating lease right-of-use asset	6,065	6,309
Other non-current assets	427	500
Total assets	$120,725	$36,317
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,822	$5,444
Accrued expenses	8,194	13,732
Operating lease liability, current portion	773	564
Notes payable, current portion	—	2,333
Other current liabilities	82	82
Total current liabilities	12,871	22,155
Notes payable, net of current portion	9,580	7,412
Operating lease liability, net of current portion	10,316	10,908
Other liabilities, long-term	1,525	1,127
Total liabilities	34,292	41,602
Commitments and contingencies (Note 7)
Convertible preferred stock (Series A, A-1, A-2(A), A-2(A-1), B and C), $0.0001 par value, 174,808,481 shares authorized and 174,783,481 shares issued and outstanding at September 30, 2021; 133,602,056 shares authorized and 66,788,528 shares issued and outstanding at December 31, 2020; aggregate liquidation preference of $225,500 and $80,250 at September 30, 2021 and December 31, 2020, respectively	222,888	78,002
Stockholders’ deficit
Common stock, $0.0001 par value; 220,400,000 shares authorized, 914,760 shares issued and 778,949 shares outstanding at September 30, 2021; 126,000,000 shares authorized, 973,898 shares issued and 689,929 shares outstanding at December 31, 2020	—	—
Additional paid-in capital	4,730	1,799
Accumulated deficit	(141,185)	(85,086)
Total stockholders’ deficit	(136,455)	(83,287)
Total liabilities, convertible preferred stock and stockholders’ deficit	$120,725	$36,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$10,470	$11,460	$39,836	$26,243
General and administrative	5,491	3,163	15,652	7,725
Total operating expenses	15,961	14,623	55,488	33,968
Loss from operations	(15,961)	(14,623)	(55,488)	(33,968)
Other income (expense), net
Other expense, net	(290)	(196)	(611)	(479)
Total other income (expense), net	(290)	(196)	(611)	(479)
Net loss and comprehensive loss	$(16,251)	$(14,819)	$(56,099)	$(34,447)
Net loss per share, basic and diluted	$(21.27)	$(24.19)	$(76.18)	$(72.02)
Weighted average common shares outstanding, basic and diluted	763,869	612,657	736,416	478,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Preferred Units and Convertible Preferred Stock and Members’ and Stockholders’ Deficit

(In thousands, except share and unit data)

(Unaudited)

	Series A		Series A-1		Series B		Series C						Total
	Convertible		Convertible		Convertible		Convertible						Members' and
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2020	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	689,929	$—	$1,799	$(85,086)	$(83,287)
Issuance of Series B convertible preferred stock, net of issuance costs of $50	—	—	—	—	39,723,312	50,200	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $314	—	—	—	—	—	—	68,271,641	94,686	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	27,989	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	4,473	—	24	—	24
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	794	—	794
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,668)	(16,668)
March 31, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	722,391	$—	$2,617	$(101,754)	$(99,137)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	26,676	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	1,034	—	6	—	6
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,002	—	1,002
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,180)	(23,180)
June 30, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	750,101	$—	$3,625	$(124,934)	$(121,309)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	26,263	—		—	—
Exercise of stock options	—	—	—	—	—	—	—	—	2,585	—	14	—	14
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,091	—	1,091
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,251)	(16,251)
September 30, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	778,949	$—	$4,730	$(141,185)	$(136,455)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Preferred Units and Convertible Preferred Stock and Members’ and Stockholders’ Deficit - Continued

(In thousands, except share and unit data)

(Unaudited)

							Series A		Series A-1		Series B								Total
	Series A		Series A‑1		Series B		Convertible		Convertible		Convertible								Members' and
	Preferred Units		Preferred Units		Preferred Units		Preferred Stock		Preferred Stock		Preferred Stock		Common Units		Common Stock		Additional	Accumulated	Stockholders’
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2019	7,500,000	$7,309	19,565,216	$20,740	31,818,174	$39,984	—	$—	—	$—	—	$—	409,303	$—	—	$—	$344	$(29,867)	$(29,523)
Issuance of Series B Preferred units, net of issuance costs of $31	—	—	—	—	7,905,138	9,969	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	96	—	96
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,118)	(8,118)
March 31, 2020	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	—	$—	—	$—	409,303	$—	—	$—	$440	$(37,985)	$(37,545)
Effect of reorganization	(7,500,000)	(7,309)	(19,565,216)	(20,740)	(39,723,312)	(49,953)	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	(409,303)	—	409,303	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	188,976	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,510)	(11,510)
June 30, 2020	—	$—	—	$—	—	$—	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	598,279	$—	$591	$(49,495)	$(48,904)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,326	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,027	—	6	—	6
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	683	—	683
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,819)	(14,819)
September 30, 2020	—	$—	—	$—	—	$—	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	628,632	$—	$1,280	$(64,314)	$(63,034)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(56,099)	$(34,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,105	724
Non-cash interest expense	121	(2)
Equity-based compensation expense	2,887	930
Loss on disposal of property and equipment	19	—
Change in fair value of warrant and derivative liabilities	199	431
Changes in operating assets and liabilities:
Prepaid and other assets	(3,597)	2,802
Operating lease right-of-use asset	244	224
Accounts payable	(1,626)	338
Accrued expenses and other liabilities	(6,459)	5,743
Operating lease liability	(383)	(129)
Net cash used in operating activities	(63,589)	(23,386)
Cash flows from investing activities:
Purchases of property and equipment	(722)	(2,080)
Net cash used in investing activities	(722)	(2,080)
Cash flows from financing activities:
Repayments of debt principal	(1,000)	—
Proceeds from debt issuance, net of issuance costs	975	—
Payments of finance lease	(63)	(71)
Proceeds from issuance of Series B preferred units, net of issuance costs	—	9,969
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	50,200	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	94,686	—
Proceeds from exercise of stock options	44	6
Net cash provided by financing activities	144,842	9,904
Increase (decrease) in cash, cash equivalents & restricted cash	80,531	(15,562)
Cash, cash equivalents and restricted cash, beginning of period	20,789	49,039
Cash, cash equivalents and restricted cash, end of period	$101,320	$33,477
Supplemental cash flow disclosure:
Cash paid for interest	$371	$410
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$39
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$423
Tenant improvements funded by landlord	$—	$2,827
Capital expenditures included in accounts payable or accrued expenses	$47	$30
Deferred offering costs included in accounts payable or accrued expenses	$879	$—
Recognition of derivative liability in connection with long-term debt facility	$250	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Description of Business, Organization and Liquidity

Description of Business

Xilio Therapeutics, Inc., incorporated in Delaware in June 2020, is a biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer.

For purposes of these condensed consolidated financial statements, the “Company” refers to Xilio Therapeutics LLC (formerly Akriveia Therapeutics Inc., Akriveia Therapeutics LLC and Akrevia Therapeutics LLC) prior to the reorganization described below, and Xilio Therapeutics, Inc. after such reorganization. The Company’s headquarters are based in Waltham, Massachusetts.

Organization

Akriveia Therapeutics Inc. was incorporated in Delaware in June 2015. In May 2016, Akriveia Therapeutics Inc. completed its first tax free reorganization, and the parent entity became Akriveia Therapeutics LLC. Akriveia Therapeutics LLC subsequently changed its name to Akrevia Therapeutics LLC in May 2018 and then to Xilio Therapeutics LLC in February 2020. In June 2020, the Company completed a series of transactions pursuant to which Xilio Therapeutics LLC became a direct, wholly owned subsidiary of Xilio Therapeutics, Inc., and all of the outstanding membership interests of Xilio Therapeutics LLC were exchanged for equity securities of Xilio Therapeutics, Inc. and Xilio Therapeutics, Inc. became the parent entity (the “Reorganization”). The purpose of the transaction was to reorganize the corporate structure so that existing investors would own capital stock in a corporation rather than equity interests in a limited liability company.

Upon consummation of the Reorganization, the historical consolidated financial statements of Xilio Therapeutics LLC became the historical consolidated financial statements of Xilio Therapeutics, Inc.

Liquidity

Since inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing research programs and conducting additional research programs, advancing the Company’s current and future product candidates into preclinical and clinical development, seeking marketing approvals for any product candidates that successfully complete clinical trials, obtaining, expanding, maintaining and defending the Company’s intellectual property, and hiring additional clinical, regulatory, and scientific personnel. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing and will need to obtain regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

On October 26, 2021, the Company completed its initial public offering (“IPO”) of common stock and issued and sold an aggregate of 7,353,000 shares of its common stock at a public offering price of $16.00 per share, and on November 1, 2021, the Company issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received aggregate gross proceeds of approximately $129.9 million or aggregate net proceeds of approximately $116.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon the closing of the IPO, all shares of the Company’s then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock (see Note 8).

Prior to its IPO, the Company had primarily funded its operations with proceeds from the sale of convertible preferred units and convertible preferred stock and a debt financing. As of September 30, 2021, the Company had cash and cash equivalents of $99.8 million. The Company expects that its cash and cash equivalents, including the net proceeds from the IPO, will be sufficient to meet the Company’s projected operating requirements and capital expenditures for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to generate negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, including preclinical, clinical and manufacturing process development. Management’s conclusion with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission, (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that the Company either (1) irrevocably elects to “opt out” of such extended transition period or (2) no longer qualifies as an emerging growth company. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering or such earlier time that it is no longer an emerging growth company.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements included in the Company’s final prospectus for its IPO, dated October 22, 2021, and filed with the SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). Since the date of such audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies except as noted below.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the statements of cash flows for the nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of preferred units and convertible preferred stock and members’ and stockholders’ deficit for the nine months ended September 30, 2021 and 2020 are unaudited. The financial data and other information contained in the notes thereto as of and for the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements included in the Prospectus.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in the Prospectus.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ended December 31, 2021, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Factors that may affect estimates, include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to accrued expenses, contingent liabilities associated with the consummation of specified transactions, including an initial public offering, the valuation of equity-based compensation, including incentive units, stock options and restricted common stock, and income taxes. Actual results could differ from those estimates.

Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. Restricted cash primarily represents a letter of credit issued to the landlord of the Company’s facility lease and is reflected in non-current assets on the accompanying condensed consolidated balance sheets. Cash, cash equivalents and restricted cash consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$99,767	$19,238
Restricted cash	1,553	1,551
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statement of cash flows	$101,320	$20,789

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the related financings are consummated. After consummation of the equity financing, such costs are reclassified as a reduction to additional paid-in capital generated as a result of the related financing. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately and accounted for as operating expenses in the condensed consolidated statements of operations and comprehensive loss. Deferred offering costs are presented as a component of other current assets on the condensed consolidated balance sheets. As of September 30, 2021, the Company capitalized $3.4 million of deferred offering costs related to its IPO. There were no deferred offering costs as of December 31, 2020.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. The Company did not have any items of comprehensive loss other than its net loss for the three and nine months ended September 30, 2021 and 2020.

Equity-Based Compensation

The Company utilizes significant estimates and assumptions in determining the fair value of its equity and equity-based awards. Beginning in the nine months ended September 30, 2021, the Company determined the fair value of shares of its common stock underlying stock-based awards granted using a hybrid approach. The hybrid approach is a scenario-based analysis and where one or more of the scenarios allocate the equity value utilizing the option-pricing method (“OPM”). When using the hybrid approach, the Company estimates the probability-weighted value across multiple scenarios but used the OPM to estimate the allocation of value within at least one of the scenarios. In addition to a scenario using the OPM, the hybrid method also considers an initial public offering scenario in which the shares of convertible preferred stock are assumed to convert to common stock. The future value of the common stock in the initial public offering scenario was discounted back to the valuation date at an appropriate risk adjusted discount rate. In the hybrid method, the present value indicated for each scenario was probability weighted to arrive at an indication of value for the Company’s common stock.

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the nine-month period ended September 30, 2021. The Company continues to evaluate accounting standards that were recently issued but not yet adopted as of September 30, 2021.

3. Fair Value Measurements

The Company measures the following financial liabilities at fair value on a recurring basis. The fair value of these liabilities was determined as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2021	Level 1	Level 2	Level 3
Financial liabilities:
Debt derivative liability	$750	$—	$—	$750
Other derivative liability	500	—	—	500
Warrant to purchase Series A convertible preferred stock	25	—	—	25
Total financial liabilities	$1,275	$—	$—	$1,275

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	Level 1	Level 2	Level 3
Financial liabilities:
Debt derivative liability	$396	$—	$—	$396
Other derivative liability	407	—	—	407
Warrant to purchase Series A convertible preferred stock	22	—	—	22
Total financial liabilities	$825	$—	$—	$825

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not hold any investments and there were no transfers between Level 1, Level 2, and Level 3.

The fair value of the warrant liability is calculated utilizing the Black-Scholes option-pricing model and contains significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The fair values of the debt derivative liability and the other derivative liability that are contingently payable upon the consummation of specified transactions, including an initial public offering, are based on significant inputs not observable in the market, including estimates regarding the probability of certain potential future events and outcomes and estimates regarding timing of those events and outcomes, with an applied discount rate representative of time value which represents a Level 3 measurement within the fair value hierarchy.

The following table summarizes the changes in the fair market value of the Company’s warrant liability, debt derivative liability and other derivative liability, which are classified within the Level 3 fair value hierarchy (in thousands):

				Total
		Debt	Other	level 3
	Warrant	derivative	derivative	financial
	liability	liability	liability	liabilities
Balance at December 31, 2020	$22	$396	$407	$825
Change in fair value of liability	3	354	93	450
Balance at September 30, 2021	$25	$750	$500	$1,275

As discussed further in Note 6, the change in fair value of the debt derivative liability includes the impact of an amendment to the loan and security agreement with Pacific Western Bank (“PacWest”) in September 2021, which resulted in the increase of the one-time fee the Company was obligated to pay to PacWest upon the occurrence of specified liquidation events, including an initial public offering, from $0.5 million to $0.8 million.

4. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$3,490	$2,925
Computers and software	228	228
Furniture and fixtures	636	482
Leasehold improvements	5,092	5,092
Construction in process	15	—
Total property and equipment	$9,461	$8,727
Less accumulated depreciation	(2,353)	(1,360)
Property and equipment, net	$7,108	$7,367

The Company incurred depreciation and amortization expense related to property and equipment, net of $1.0 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
External research and development	$3,238	$11,060
Personnel related	3,100	2,013
Professional services	1,569	481
Other	287	178
Total accrued expenses	$8,194	$13,732

6. Loan and Security Agreement

Initial Loan Agreement

In November 2019, the Company entered into a loan and security agreement with PacWest, as amended by a first amendment, dated March 12, 2021, and a second amendment, dated May 10, 2021 (the “Initial Loan Agreement”). Pursuant to the Initial Loan Agreement, the Company borrowed $10.0 million under a term loan. Interest on the outstanding initial loan balance accrued at a variable annual rate equal to the greater of (i) the prime rate, as defined in the Loan Agreement, plus 0.25% or (ii) 5.00%. The Company was required to make interest only payments on the loan on a monthly basis through May 21, 2021. Subsequent to the interest-only period, the Company was required to make equal monthly payments of principal plus interest until the scheduled loan maturity on November 21, 2023. In addition, under the Initial Loan Agreement, the Company was obligated to pay a one-time $0.5 million fee to PacWest upon the occurrence of specified liquidation events, including an initial public offering. The fee represented a derivative instrument that the Company bifurcated from the debt arrangement and carried at fair value with any changes in such fair value recorded to other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. This debt derivative is recorded as a component of other liabilities, long-term on the Company’s condensed consolidated balance sheets. Upon the closing of the loan, the fair value of the debt derivative liability was $0.4 million that, together with certain legal and other fees incurred by the Company and associated with the Loan Agreement, was recognized as a debt discount and reflected as a reduction in the carrying value of the debt. The debt discount has been accreted and recognized as additional interest expense over the term of the Loan Agreement using the effective interest method.

Amended Loan Agreement

On September 17, 2021, the Company entered into a third amendment to the Initial Loan Agreement (as amended, the “Amended Loan Agreement” and together with the Initial Loan Agreement, the “Loan Agreement”), pursuant to which the Company borrowed $10.0 million under a new term loan and used the proceeds of such new term loan to repay the outstanding balance on the prior term loan. In addition, as a result of the amendment, prior to December 31, 2022, the Company has the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million. Interest on amounts outstanding under the Loan Agreement accrued at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As a result of the amendment, the Company is required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, the Company will be required to make equal monthly payments of principal plus interest until the loan matures on June 30, 2024. In addition, under the Amended Loan Agreement, the one-time fee the Company was obligated to pay to PacWest upon the occurrence of specified liquidation events, including an initial public offering, was increased from $0.5 million to an amount between $0.8 million and $1.0 million, depending on the timing and occurrence of specified events, including the closing of the IPO. The Company paid the one-time fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. As a result of the amendment, the Company is also obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to September 17, 2022. Using the net present value method, the Company concluded the amendment should be accounted for as a debt modification as the present value of the remaining cash flows of the amended term loan are not substantially different from the present value of the remaining cash flows of the initial term loan.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary terms covering events of default, including payment defaults, breaches of covenants, a change of control provision and occurrence of a material adverse effect. As security for its obligations under the Loan Agreement, the Company granted PacWest a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The Company has determined that the risk of subjective acceleration under the material adverse effect clause is not probable and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of September 30, 2021, the Company was in compliance with all covenants under the Loan Agreement.

The Company has the following minimum aggregate future loan payments under the Loan Agreement at September 30, 2021 (in thousands):

Minimum Loan
Payments
2021	$—
2022	—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(420)
Total notes payable	$9,580

During the nine months ended September 30, 2021 and September 30, 2020, the Company recognized $0.5 million and $0.4 million of interest expense related to the Loan Agreement, which is reflected in other expense on the consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

Leases

The Company has an operating lease for its facility and a finance lease for certain lab equipment. As of September 30, 2021, the Company has a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market fund.

Legal Proceedings

From time to time, the Company may be party to legal proceedings or litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2021 or during the year ended December 31, 2020.

Guarantees and Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that may require the Company, among other things, to indemnify them against liabilities that may arise by reason of their status or service as directors or officers. The Company maintains a general liability insurance policy that covers certain liabilities of its directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

8. Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

As of December 31, 2020, the Company had authorized 133,602,056 shares of convertible preferred stock, which consisted of the following: 7,525,000 shares of Series A convertible preferred stock, 19,565,216 shares of Series A-1 convertible preferred stock, 7,500,000 shares of Series A-2(A) convertible preferred stock, 19,565,216 shares of Series A-2(A-1) convertible preferred stock, and 79,446,624 shares of Series B convertible preferred stock.

On January 20, 2021, the Company issued 39,723,312 shares of Series B convertible preferred stock to existing Series B convertible preferred stockholders at $1.265 per share for cash proceeds of $50.2 million, net of issuance costs.

On February 22, 2021, the Company amended and restated its certificate of incorporation to authorize 174,808,481 shares of Convertible Preferred Stock, of which 7,525,000 shares are designated as Series A convertible preferred stock, 19,565,216 shares are designated as Series A-1 convertible preferred stock, 79,446,624 shares are designated as Series B convertible preferred stock, and 68,271,641 shares are designated as Series C convertible preferred stock.

On February 23, 2021, the Company entered into a stock purchase agreement with existing and new investors whereby the Company issued and sold 68,271,641 shares of Series C convertible preferred stock to investors at $1.3915 per share for cash proceeds of $94.7 million, net of issuance costs.

The Company has evaluated the convertible preferred stock and determined that they should be considered an “equity host” and not a “debt host.” The evaluation was necessary to determine if any embedded features required bifurcation and separate accounting as a derivative financial instrument. The Company’s analysis was based on a consideration of the economic characteristics and risks and more specifically, evaluated all the stated and implied substantive terms and features including (i) whether the convertible preferred stock included redemption features, (ii) how and when any redemption features could have been exercised, (iii) whether the convertible preferred stock were entitled to dividends, (iv) the voting rights of the convertible preferred stock and (v) the existence and nature of any conversion rights. As a result of its evaluation that the convertible preferred stock is an “equity host,” the various embedded conversion options are not considered a separate, embedded derivative.

The Company’s convertible preferred stock (collectively, the “Convertible Preferred Stock”) consisted of the following (in thousands, except share amounts):

	As of September 30, 2021
					Common
		Preferred			Shares
	Preferred	Shares			Issuable
	Shares	Issued and	Carrying	Liquidation	Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series A convertible preferred stock	7,525,000	7,500,000	$7,309	$7,500	789,473
Series A‑1 convertible preferred stock	19,565,216	19,565,216	20,740	22,500	2,059,496
Series B convertible preferred stock	79,446,624	79,446,624	100,153	100,500	8,362,793
Series C convertible preferred stock	68,271,641	68,271,641	94,686	95,000	7,186,486
	174,808,481	174,783,481	$222,888	$225,500	18,398,248

	As of December 31, 2020
		Preferred
		Shares			Common Shares
	Preferred Shares	Issued and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series A convertible preferred stock	7,525,000	7,500,000	$7,309	$7,500	789,473
Series A‑1 convertible preferred stock	19,565,216	19,565,216	20,740	22,500	2,059,496
Series A‑2(A) convertible preferred stock	7,500,000	—	—	—	—
Series A‑2(A‑1) convertible preferred stock	19,565,216	—	—	—	—
Series B convertible preferred stock	79,446,624	39,723,312	49,953	50,250	4,181,390
	133,602,056	66,788,528	$78,002	$80,250	7,030,359

Upon the closing of the IPO in October 2021, all shares of the Company’s then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock.

Common Stock

As of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended, authorized the Company to issue 220,400,000 and 126,000,000 shares of common stock, $0.0001 par value per share, respectively.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for the conversion of outstanding Convertible Preferred Stock and for future issuance under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”) as of the following dates:

	September 30,	December 31,
	2021	2020
Shares of common stock reserved for conversion of convertible preferred stock outstanding	18,398,248	7,030,359
Shares of common stock reserved for conversion of convertible preferred shares issuable upon exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2020 Stock Incentive Plan	3,391,136	810,358
Shares of common stock reserved for future awards under the 2020 Stock Incentive Plan	429,109	151,769
Total shares reserved for future issuance	22,221,124	7,995,117

9. Equity-Based Compensation

Equity Incentive Plans

During the nine months ended September 30, 2021, the Company amended its 2020 Plan to increase the common stock issuable under the plan from 991,021 shares to 3,773,235 shares, plus up to 364,120 of additional shares of common stock equal to the number of shares of unvested restricted stock issued in exchange for incentive units as part of the Reorganization, to the extent such shares have been or will be forfeited.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2020	283,969	$5.51
Vested	(80,928)	5.51
Canceled/Forfeited	(67,230)	5.51
Unvested as of September 30, 2021	135,811	5.51

The Company had granted 552,546 shares of common stock underlying restricted stock awards as of June 30, 2020 in connection with the Reorganization. During the nine months ended September 30, 2021, the aggregate fair value of the restricted stock awards that vested was $0.7 million. As of September 30, 2021, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.8 million, which is expected to be recognized over a weighted-average period of 1.98 years.

Stock Options

A summary of stock option activity under the 2020 Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2020	810,358	$5.51	9.52	$—
Granted	2,993,919	7.32
Exercised	(8,092)	5.55
Cancelled/forfeited	(405,049)	6.17
Outstanding as of September 30, 2021	3,391,136	7.03	9.14	$15,795
Exercisable as of September 30, 2021	555,282	5.84	7.63	$3,243
Vested and expected to vest as of September 30, 2021	3,391,136	7.03	9.14	$15,795

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2021 and 2020 was $5.16 and $3.60. The following assumptions were used in determining the fair value of options granted to employees during the nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.92 – 0.93%	0.16 – 0.36%	0.63 – 1.15%	0.16 – 0.36%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.00 – 6.08	2.25 – 6.08	5.52 – 10.00	2.25 – 6.08
Expected volatility	80.60 – 80.76%	78.84 –96.73%	80.60 – 85.26%	78.84 –96.73%

The achievement of the performance conditions underlying outstanding performance-based awards was not probable as of September 30, 2021; therefore, no compensation expense was recorded for these awards. As of September 30, 2021, total unrecognized compensation costs related to performance-based awards was $0.5 million. As of September 30, 2021, total unrecognized compensation cost related to unvested stock options, excluding performance-based awards, was approximately $13.1 million, which is expected to be recognized over a weighted-average period of 3.22 years.

During the nine months ended September 30, 2021, the Company entered into separation agreements with two former employees. Pursuant to the separation agreements, the former employees terminated their employment with the Company and agreed to provide certain consulting services to the Company through October 15, 2021 and November 30, 2021, respectively, during which the former employees’ equity awards will continue to vest. In addition, the Company extended the former employees’ periods to exercise their vested option until 90 days from the termination date of the respective consulting periods.

Because the services to be performed during the consulting period are considered non-substantive, the Company concluded that the former employees’ equity awards were modified. As a result of these modifications, the Company recognized $0.2 million in equity-based compensation expense in the statement of operations and comprehensive loss during the nine months ended September 30, 2021.

Equity-Based Compensation Expense

During the three and nine months ended September 30, 2021 and 2020, the Company recorded compensation expense related to incentive units, stock options, and restricted common stock for employees and non-employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$378	$183	$864	$240
General and administrative expense	713	500	2,023	690
Total equity-based compensation expense	$1,091	$683	$2,887	$930

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

The Company has evaluated the positive and negative evidence involving its ability to realize its deferred tax assets and has considered its history of cumulative net losses incurred since inception and its lack of any commercially ready products. The Company has concluded that it is more likely than not that it will not realize the benefits of its deferred tax assets. The Company reevaluates the positive and negative evidence at each reporting period.

11. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Nine Months Ended
	September 30,
	2021	2020
Convertible preferred stock	18,398,248	7,030,359
Unvested restricted common stock	135,811	331,607
Outstanding stock options	3,391,136	854,978
Warrants	2,631	2,631
Total common stock equivalents	21,927,826	8,219,575

12. Subsequent Events

Reverse Stock Split

The Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation, which became effective on October 15, 2021. The amendment effected a 1-for-9.5 reverse stock split of the Company’s issued and outstanding common stock and eliminated the minimum price per share of common stock for an underwritten public offering that would result in the automatic conversion of the Company’s outstanding convertible preferred stock. Accordingly, all common share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Initial Public Offering

On October 26, 2021, the Company completed its IPO and issued and sold an aggregate of 7,353,000 shares of its common stock at a public offering price of $16.00 per share, and on November 1, 2021, the Company issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received aggregate gross proceeds of approximately $129.9 million or aggregate net proceeds of approximately $116.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon the closing of the IPO, all shares of the Company’s then outstanding Convertible Preferred Stock automatically converted into an aggregate of 18,398,248 shares of common stock (see Note 8).

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors adopted, and in October 2021, the Company’s stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on October 21, 2021, immediately prior to the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC on October 1, 2021, as amended (the “Registration Statement”). The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan is the sum of (1) 2,654,828; plus (2) the number of shares (up to 3,967,038 shares) as is equal to the sum of (x) the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan that remained available for grant under the 2020 Plan immediately prior to the effectiveness of the Registration Statement and (y) the number of shares of the Company’s common stock subject to outstanding awards whether granted under the 2020 Plan or outside of the 2020 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right and that, prior to the effectiveness of the 2021 Plan, would have become available for issuance under the 2020 Plan; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of our common stock outstanding on the first day of such fiscal year and (ii) the number of shares of common stock determined by the Company’s board of directors.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted, and in October 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 21, 2021, immediately prior to the effectiveness of the Registration Statement. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 292,031 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering, or IPO, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange commission, or SEC, on October 22, 2021, or the Prospectus.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. We have built our geographically precise solutions, or GPS, platform to rapidly engineer novel molecules, including cytokines and other biologics, that are designed to optimize their therapeutic index by geographically localizing their activity inside tumors. Current immuno-oncology therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment, or TME. Our molecules are engineered to localize activity within the TME with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity. We are advancing a number of geographically precise, or tumor-selective, agents through various stages of development. Our most advanced product candidates are XTX101, an anti-cytotoxic T-lymphocyte-associated protein 4, or anti-CTLA-4, monoclonal antibody and XTX202, an interleukin 2 therapy. In June 2021, the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug application, or IND, for XTX101, and in September 2021, we initiated our Phase 1/2 clinical trial to evaluate XTX101 in patients with advanced solid tumors. In addition, in October 2021, the FDA cleared our IND for XTX202. We anticipate initiating a Phase 1/2 clinical trial to evaluate XTX202 in multiple solid tumor types in the first quarter of 2022. We are also advancing our tumor-selective IL-12 product candidate, XTX301, with the goal of submitting an IND in the second half of 2022, and we are currently pursuing preclinical studies for our tumor-selective IL-15 product candidate, XTX401. We also plan to continue to leverage our GPS platform to expand our pipeline and seek to develop additional product candidates, including product candidates with a range of tumor targeting approaches.

Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. We have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO, of common stock. As of September 30, 2021, we had received an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock and $10.0 million in net proceeds from a debt financing. On October 26, 2021, we completed our IPO and issued and sold an aggregate of 7,353,000 shares of our common stock at a public offering price of $16.00 per share, and on November 1, 2021, we issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares. We received aggregate net proceeds of approximately $116.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses, including net losses of $17.3 million and $55.2 million for the years ended December 31, 2019 and 2020, respectively, and a net loss of $56.1 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $141.2 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance our current research programs and conduct additional research programs;
●	advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property;
●	hire additional research, clinical, regulatory, quality, manufacturing and general and administrative personnel;
●	establish a commercial and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	continue to discover, validate and develop additional product candidates;
●	continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
●	acquire or in-license other product candidates, technologies or intellectual property; and
●	incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and other sources of funding, such as collaborations, licensing arrangements or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2021, we had cash and cash equivalents of $99.8 million. We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements into 2024.

Impact of COVID-19 on Our Business

The worldwide COVID-19 pandemic has affected and may affect in the future our ability to initiate and complete preclinical studies, delay the initiation and completion of our current and planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the global supply chain and the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the direction from state and local governmental authorities, we have restricted access to our facility to those individuals who must perform critical research, translational medicine, laboratory and other support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that most of our employees work remotely. In addition, we and the third-party manufacturers, contract research organizations, or CROs, and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Financial Operations Overview

Revenue

We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from third-party collaborators or licensors.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities and development and testing of our programs and product candidates. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits and equity-based compensation expense for employees engaged in research and development functions;
●	costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for both preclinical studies and current and planned clinical trials;
●	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
●	costs incurred with third-party clinical research organizations, or CROs, and other third parties in connection with the conduct of our current and future clinical trials;
●	costs of sponsored research agreements and outside consultants, including their fees, equity-based compensation and related expenses;
●	costs incurred to maintain compliance with regulatory requirements;
●	fees for maintaining license and other amounts due under our third-party licensing agreements;
●	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and

●	depreciation, amortization and other direct and allocated expenses, including rent, insurance, maintenance of facilities and other operating costs, incurred as a result of our research and development activities.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued external research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

We use our personnel and infrastructure resources for our discovery efforts, including the advancement of our platform, developing programs and product candidates and managing external research efforts. A significant portion of our research and development costs have been, and will continue to be, external costs. We track these external costs, such as fees paid to CDMOs, CROs, preclinical study vendors and other third parties in connection with our manufacturing and manufacturing process development, clinical trials, preclinical studies and other research activities by program. Due to the number of ongoing programs and our ability to use resources across several projects, personnel-related expenses and indirect or shared operating costs incurred for our research and development programs are not recorded or maintained on a program-by-program basis.

The following table reflects our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
XTX202	$1,262	$2,903	$13,524	$4,091
XTX101	1,427	3,882	5,340	9,769
Other early programs and indirect research and development	3,804	2,531	9,966	6,816
Personnel-related (including equity-based compensation)	3,977	2,144	11,006	5,567
Total research and development expenses	$10,470	$11,460	$39,836	$26,243

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with equity-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into, or may enter into, license, acquisition and option agreements to acquire the rights to future products and product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;

●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	the effects of COVID-19 on our research and development employees, contractors and those who may participate in our clinical trials;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	if approved, the continued acceptable safety profiles of the product candidates following approval;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder; and
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and equity-based compensation, for personnel in our executive, finance, legal, business development, human resources and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees for accounting, auditing, tax, human resources and administrative consulting services; insurance costs; and facility-related expenses, which include depreciation costs and other allocated expenses for rent, maintenance of facilities, recruiting and other general administrative costs. These costs relate to the operation of the business and are in support of but separate from the research and development function and our individual development programs. Costs to secure and defend our intellectual property are expensed as incurred and are classified as general and administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and infrastructure to support the expected growth in our research and development activities. We also expect to incur increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs and investor and public relations costs.

We also expect to incur additional intellectual property-related expenses as we file patent applications to protect intellectual property arising from our research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains or losses associated with changes in the fair value of contingent liabilities associated with the consummation of specified transactions, including our IPO, interest expense principally on the note payable under our debt arrangement with Pacific Western Bank, or PacWest, and interest income earned from our cash and cash equivalents. Upon completion of our IPO in October 2021, our contingent liabilities with PacWest and our other contingent derivative liability became due and payable. These fees were paid during the fourth quarter of 2021 and as a result, no further gains or losses will be recognized related to those contingent liabilities.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss, or NOL, carryforwards of approximately $78.0 million and $69.6 million, respectively, which may be available to offset future taxable income. As of December 31, 2020, federal NOLs of $73.2 million have an indefinite carryforward period. The remaining $4.8 million in federal NOL carryforwards and our state NOL carryforward will expire beginning in 2035. As of December 31, 2020, we also had federal and state research and development carryforwards of approximately $1.5 million and $0.8 million, respectively, which may be available to offset any future income tax and which will begin to expire in 2037. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of our NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have raised capital through the issuance of units and capital stock on several occasions. These financings may have resulted in a change of control as defined by Section 382. We have not yet completed a detailed study of our inception to date ownership change activity.

In addition, we have not yet conducted a study of our research and development credit carry forwards. Such a study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations and comprehensive loss if an adjustment were required.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Operating expenses
Research and development	$10,470	$11,460	$(990)
General and administrative	5,491	3,163	2,328
Total operating expenses	15,961	14,623	1,338
Loss from operations	(15,961)	(14,623)	(1,338)
Other income (expense), net
Other expense, net	(290)	(196)	(94)
Total other income (expense), net	(290)	(196)	(94)
Net loss	$(16,251)	$(14,819)	$(1,432)

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
XTX202	$1,262	$2,903	$(1,641)
XTX101	1,427	3,882	(2,455)
Other early programs and indirect research and development	3,804	2,531	1,273
Personnel-related (including equity-based compensation)	3,977	2,144	1,833
Total research and development expenses	$10,470	$11,460	$(990)

Research and development expenses decreased by $1.0 million from $11.5 million for the three months ended September 30, 2020 to $10.5 million for the three months ended September 30, 2021. The decrease in research and development expenses was primarily due to the following:

●	$2.5 million decrease in expenses incurred to advance our XTX101 program, primarily resulting from a $2.9 million decrease in manufacturing and a $0.7 million decrease in preclinical development activities partially offset by a $0.7 million increase in clinical activities and a $0.4 million increase in other program related expenses;
●	$1.6 million decrease in expenses incurred to advance our XTX202 program, driven primarily by a $2.1 million decrease in manufacturing partially offset by a $0.3 million increase in costs associated with clinical development activities;
●	$1.8 million increase in personnel-related costs, including a $0.2 million increase in equity-based compensation, primarily due to increases in salaries, bonus and benefits associated with increased research and development headcount as well as higher average compensation; and
●	$1.3 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in external expenses related to preclinical research and development activities.

General and Administrative Expenses

General and administrative expenses increased $2.3 million from $3.2 million for the three months ended September 30, 2020 to $5.5 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to the following:

●	$1.1 million increase in personnel-related costs, including a $0.2 million increase in equity-based compensation, and a $0.6 million increase in salaries, bonuses and benefits primarily due to increased general and administrative headcount; and
●	$1.1 million increase in professional fees, driven primarily by an increase in legal, accounting and other professional services related to ongoing business activities, including certain activities related to becoming a public company.

Other Income (Expense), Net

Other income (expense), net, increased by $0.1 million during the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of an increase in the value of the contingent liabilities associated with the probability of the consummation of our IPO.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Operating expenses
Research and development	$39,836	$26,243	$13,593
General and administrative	15,652	7,725	7,927
Total operating expenses	55,488	33,968	21,520
Loss from operations	(55,488)	(33,968)	(21,520)
Other income (expense), net
Other expense, net	(611)	(479)	(132)
Total other income (expense), net	(611)	(479)	(132)
Net loss	$(56,099)	$(34,447)	$(21,652)

Research and Development Expenses

The following tables summarize our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
XTX202	$13,524	$4,091	$9,433
XTX101	5,340	9,769	(4,429)
Other early programs and indirect research and development	9,966	6,816	3,150
Personnel-related (including equity-based compensation)	11,006	5,567	5,439
Total research and development expenses	$39,836	$26,243	$13,593

Research and development expenses increased by $13.6 million from $26.2 million for the nine months ended September 30, 2020 to $39.8 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to the following:

●	$9.4 million increase in expenses incurred to advance our XTX202 program, primarily resulting from a $5.9 million increase in manufacturing, a $2.6 million increase in preclinical development activities and a $0.7 million increase in clinical development activities;
●	$5.4 million increase in personnel-related costs, including a $0.6 million increase in equity-based compensation, primarily due to increases in salaries, bonus and benefits associated with increased research and development headcount as well as higher average compensation;
●	$3.2 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	$4.4 million decrease in expenses incurred to advance our XTX101 program, driven primarily by a $5.5 million decrease in manufacturing, partially offset by a $1.1 million increase in costs associated with clinical and preclinical research and development activities.

General and Administrative Expenses

General and administrative expenses increased $7.9 million from $7.7 million for the nine months ended September 30, 2020 to $15.7 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to the following:

●	$3.7 million increase in personnel-related costs, including a $1.3 million increase in equity-based compensation, and a $1.7 million increase in salaries, bonuses and benefits primarily due to increased general and administrative headcount; and
●	$3.5 million increase in professional fees, driven primarily by an increase in accounting and other professional services related to ongoing business activities.

Other Income (Expense), Net

Other income (expense), net, increased by $0.1 million during the nine months ended September 30, 2021 compared to the same period in the prior year primarily as a result of an increase in the value of the contingent liabilities associated with the probability of the consummation of our IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. As of September 30, 2021, we have received an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock and $10.0 million in net proceeds from our debt financing. On October 26, 2021, we completed our IPO and issued and sold an aggregate of 7,353,000 shares of our common stock at a public offering price of $16.00 per share, and on November 1, 2021, we issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares. We received aggregate net proceeds of approximately $116.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

As of September 30, 2021, we had cash and cash equivalents of $99.8 million.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(63,589)	$(23,386)
Investing activities	(722)	(2,080)
Financing activities	144,842	9,904
Net increase (decrease) in cash, cash equivalents and restricted cash	$80,531	$(15,562)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in research and development of our product candidates, including preclinical, clinical and manufacturing process development. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally due to equity-based compensation, depreciation and amortization, as well as changes in components of operating assets and liabilities, which are generally due to increased expenses and timing of vendor payments.

During the nine months ended September 30, 2021, net cash used in operating activities of $63.6 million was primarily due to our net loss of $56.1 million and changes in operating assets and liabilities of $11.8 million, partially offset by net non-cash expenses of $4.3 million.

During the nine months ended September 30, 2020, net cash used in operating activities of $23.4 million was primarily due to our net loss of $34.4 million, partially offset by both changes in operating assets and liabilities of $9.0 million and net non-cash expenses of $2.1 million.

Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities of $0.7 million and $2.1 million, respectively, was primarily due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities of $144.8 million consisted primarily of proceeds from the sale and issuance of shares of our Series B and Series C convertible preferred stock.

During the nine months ended September 30, 2020, net cash provided by financing activities of $9.9 million consisted primarily of proceeds from the sale and issuance of our Series B preferred units.

Loan and Security Agreement

In November 2019, we entered into a loan and security agreement with PacWest, under which we borrowed $10.0 million. Borrowings under the loan and security agreement are collateralized by substantially all of our assets, excluding intellectual property with interest on the term loan balance accruing at a variable annual rate equal to the greater of (i) the prime rate, as defined in the loan and security agreement, plus 0.25% or (ii) 5.00%. Interest-only payments on the term loan balance were required to be paid on a monthly basis through May 21, 2021. Subsequent to the interest-only period, we have made equal monthly payments of principal plus interest and were required to do so until the scheduled loan maturity date of

November 2023.  In September 2021, we entered into an amendment to our loan and security agreement, pursuant to which we borrowed $10.0 million under a new term loan and used the proceeds of such new term loan to repay the outstanding balance on the prior term loan. In addition, as a result of the amendment, prior to December 31, 2022, we have the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million. As a result of the amendment, interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%, and we are required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, we will be required to make equal monthly payments of principal plus interest until the loan matures on June 30, 2024. In addition, under the loan and security agreement, as amended, the one-time fee we were obligated to pay to PacWest upon the occurrence of specified liquidation events, including an initial public offering, was increased from $0.5 million to an amount between $0.8 million and $1.0 million depending on the timing and occurrence of specified events, including upon the closing of the IPO. We paid the one-time fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. As a result of the amendment, we are also obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to September 17, 2022. The loan and security agreement, as amended, contains customary representations, warranties and covenants and also include customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

We have the following minimum aggregate future loan payments under the loan and security agreement, as amended, at September 30, 2021 (in thousands):

Minimum Loan
Payments
2021	$—
2022	—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(420)
Total notes payable	$9,580

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the current and planned clinical development of our product candidates and expand the research efforts and preclinical activities associated with our other existing programs and discovery platform. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

As of September 30, 2021, we had cash and cash equivalents of $99.8 million. We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our most advanced product candidates, XTX101 and XTX202, and ongoing preclinical development for our current and future product candidates;
●	the scope, prioritization and number of our research and development programs;

●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;
●	our ability to seek, establish and maintain a collaboration to develop XTX101 with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	the impacts of the COVID-19 pandemic; and
●	the costs of continuing to expand our operations and operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Our expectation with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to management and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, and we may need to seek additional funds sooner than planned.

Adequate additional funds may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments from those described in the Prospectus with the exception of the timing of future repayments of our note payable under our loan and security agreement, as amended, described above under “—Loan and Security Agreement.” For additional information, see Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in the Prospectus, we believe that our most critical accounting policies are those relating to research and development expenses and related accruals and equity-based compensation.

There have been no significant changes to our critical accounting policies from those described in the Prospectus.

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (1) irrevocably elect to “opt out” of such extended transition period or (2) no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain classified as an EGC until the end of the fiscal year in which the fifth anniversary of our IPO occurs, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Summary of significant accounting policies – Recently adopted accounting pronouncements” in Note 2 of our consolidated financial statements included in the Prospectus and Note 2 of the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $17.3 million and $55.2 million for the years ended December 31, 2019 and 2020, respectively, and $56.1 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $141.2 million. To date, we have funded our operations primarily through proceeds from the sale of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance our current research programs and conduct additional research programs;
●	advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property;
●	hire additional research, clinical, regulatory, quality, manufacturing and general and administrative personnel;
●	establish a commercial and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	continue to discover, validate and develop additional product candidates;
●	continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
●	acquire or in-license other product candidates, technologies or intellectual property; and

●	incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

Even if we successfully complete clinical trials and obtain regulatory approval for one or more of our product candidates, our product candidates may not be commercially successful. In addition, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate revenue, we will not become profitable and may be unable to continue operations without continued funding.

We have no products approved for commercial sale and have not generated any revenue from product sales. We may never generate any revenue or become profitable and, if we achieve profitability, we may not be able to sustain it.

To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	successfully complete our ongoing and planned preclinical studies for any current or future product candidates;
●	successfully receive FDA clearance for any investigational new drug application, or IND, for any current or future product candidates;
●	successfully initiate and complete clinical trials for XTX101, XTX202 and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;
●	establish clinical and commercial manufacturing capabilities or make arrangements with third party manufacturers for clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement;
●	maintain a continued acceptable safety profile of our products following approval; and
●	enforce and defend intellectual property rights and claims.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses we may incur in connection with these activities prior to generating product revenue. In addition, we may never succeed in these activities, and, even if we do, may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of any current or future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.

We expect to incur increasing expenses and operating losses over the next several years in connection with our ongoing research and development activities, particularly as we pursue clinical development of our product candidates, expand research efforts and preclinical activities associated with our other existing programs and discovery platform and continue to implement the additional infrastructure necessary to support our operations as a public reporting company. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

As of September 30, 2021, we had cash and cash equivalents of $99.8 million. We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements into 2024.

Our existing cash and cash equivalents, together with the net proceeds from our IPO, will not be sufficient to complete development of any current or future product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on attractive terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

In addition, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional financing sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our most advanced product candidates, XTX101 and XTX202, and ongoing preclinical development for our product candidates XTX301 and XTX401;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;
●	our ability to seek, establish and maintain a collaboration to develop XTX101 with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	the impacts of the COVID-19 pandemic; and
●	the costs of continuing to expand our operations and operating as a public company.

Other than the ability to request an additional $10.0 million term loan under our loan and security agreement with PacWest, we currently do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions resulting from the ongoing COVID-19 pandemic and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that arise from the pandemic. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts or other operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to product candidates or our technology.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations. Under our loan and security agreement with Pacific Western Bank, we are required to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to sell or dispose any part of our business or property and other operating restrictions that could adversely impact our ability to conduct our business, and any agreements governing any other indebtedness that we may incur could require us to comply with additional covenants. If we raise funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

Our limited operating history may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are an early-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of product candidates using our geographically precise solutions, or GPS, platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. As of December 31, 2020, we had federal and state net operating loss, or NOL, carryforwards of $78.0 million and $69.6 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not know whether or when we will generate taxable income necessary to utilize our NOLs.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income is subject to limitations. We have not yet completed a detailed study of our inception to date ownership change activity under Section 382 of the Code. As a result of our prior private placement financings, our IPO or other transactions, we may have experienced such ownership changes in the past, and we may experience such ownership changes in the future as a result of changes in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Risks Related to Ownership of Our Common Stock —Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017, or Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks Related to the Discovery and Development of Our Product Candidates

Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our most advanced product candidates, XTX101 and XTX202. In June 2021, the FDA cleared our IND for XTX101, and in October 2021, the FDA cleared our IND for XTX202. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.

To date, we have only had limited interactions with the FDA regarding our clinical development plans. We may experience issues surrounding preliminary trial execution, such as delays in FDA acceptance of any future INDs, revisions in trial design and finalization of trial protocols, difficulties with patient recruitment and enrollment, quality and provision of clinical supplies, or early safety signals.

We are not permitted to market any biological product in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection.

FDA approval of a BLA is not guaranteed, and the review and approval process is expensive, uncertain and may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidate that we develop based on the completed clinical trials.

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for any current or future product candidates.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our current and any future product candidates, which may never occur. However, given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

In June 2021, the FDA cleared our IND for XTX101, and we recently initiated our Phase 1/2 trial to evaluate XTX101 in patients with advanced solid tumors. In addition, the FDA cleared our IND for XTX202 in October 2021. All of our product candidates are still in the preclinical or early clinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs beyond XTX101 and XTX202 on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of XTX101 and XTX202, we do not know whether either of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical mouse models, we observed XTX101 had tumor-selective activity and tumor growth inhibition superior to that of an ipilimumab analog, and that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with both XTX101 and XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.

We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1/2 clinical trial to evaluate XTX101 in patients with advanced solid tumors, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected drug-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators or IRBs or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may experience manufacturing delays, and any changes to manufacturing processes or third party contractors that may be necessary or desired could result in other delays;
●	we or our third party contractors may experience delays due to complications associated with the continuing COVID-19 pandemic;
●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond the clinical trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these clinical trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any of product candidates, we may:

●	incur additional unplanned costs;
●	be required to suspend or terminate ongoing clinical trials;
●	be delayed in obtaining marketing approval, if at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing or other requirements;
●	be required to perform additional clinical trials to support approval;
●	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	have the product removed from the market after obtaining marketing approval;
●	be subject to lawsuits; or
●	experience damage to our reputation.

Conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition to the factors above, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions, which may be costly, time consuming and may not be successful at all.

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. We cannot guarantee that our clinical trials, including our planned Phase 1/2 trial to evaluate XTX202 in multiple solid tumor types, will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our clinical trials. Significant preclinical study or clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the severity of the disease under investigation;
●	the patient eligibility and the inclusion and exclusion criteria defined in the protocol;
●	adverse events in our clinical trials and in third-party clinical trials of agents similar to our product candidates;
●	the size and health of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents;
●	our ability to monitor patients adequately during and after treatment;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
●	factors we may not be able to control, including the impacts of the COVID-19 pandemic, that may limit the availability of patients, principal investigators or staff or clinical sites.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Traditional cytokine therapies and checkpoint inhibitors have long been associated with severe toxicities, which can be life-threatening or fatal, that have resulted in the need to dose-reduce, dose-interrupt and discontinue many patients from treatment. As has been the case with traditional I-O treatments for cancer, it is possible that there may be side effects associated with the use of our current or future product candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, clinical trials rely on a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered when a significantly larger number of patients is exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
●	we may be subject to regulatory investigations and government enforcement actions;
●	regulatory authorities may withdraw or limit their approval of such product candidates;
●	we may decide to remove such product candidates from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
●	we may suffer reputational harm.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.

We intend to develop XTX101 and XTX202, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we plan to conduct clinical trials of XTX202 both as monotherapy and in combination with other agents potentially including, but not limited to, anti-PD-1 agents or tyrosine kinase inhibitors, or TKIs, and we plan to conduct clinical trials of XTX101 both as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), an anti-PD-1 agent. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our planned clinical trials for XTX202 in combination with other agents, including anti-PD-1 or TKIs may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in such clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.

If we are able to obtain marketing approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the third-party drug, this may require us to work with such third party to satisfy such a requirement. We would also continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the third-party drug used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with such drug. Similarly, if the third-party drugs we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may not be successful in our efforts to use our GPS platform to enable the development of a pipeline of product candidates.

A key element of our strategy is to use our novel GPS platform to engineer and develop molecules with the potential to trigger anti-tumor immunity with minimal systemic toxicity in order to build a pipeline of product candidates. We may not be able to continue to identify and develop novel immuno-oncology therapies. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to or will not be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our GPS platform approach or take longer to do so than anticipated, we will not or may not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We may not be successful in our efforts to identify or discover additional product candidates.

Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify or discover viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. We may in the future rely on third parties for certain research, and we will not have complete control over their performance and ability to successfully develop product candidates. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying potential indications and/or product candidates;
●	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; and
●	it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our current product candidates or to develop suitable additional product candidates through internal research programs, which could materially adversely affect our future growth and prospects.

Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical study results related to XTX101 and XTX202, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, to activate our molecules within the tumor microenvironment. If MMP activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the continued successful development of our technology and product candidates.

In addition, the clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. As a result, we may face a greater regulatory burden to initiate clinical trials or to obtain regulatory approval of our product candidates as compared to product candidates based on more established technology. In addition, any product candidates for which we may be able to obtain marketing approval may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have chosen to initially develop our most advanced product candidates, XTX101 and XTX202, for the treatment of various solid tumor types. Nevertheless, our development efforts will be limited to a small number of cancer types and we may forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

We may become exposed to costly and damaging liability claims, either when testing our product candidates in the clinic or following commercial sale, and any product liability insurance we may obtain may not cover all damages from such claims.

We are exposed to potential product liability risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. The use of product candidates by us in clinical trials, and any sale of approved products in the future, may expose us to liability claims. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval thereof, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the development or commercialization of our product candidates or any products for which we may have received marketing approval. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	delay or termination of clinical trials;
●	decreased demand for any product candidates or products that we may develop;
●	injury to our reputation and significant negative media and social media attention;
●	withdrawal of clinical trial participants or difficulties in recruiting new trial participants;

●	initiation of investigations by regulators;
●	costs to defend or settle the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	significant negative financial impact; and
●	the inability to commercialize any of our product candidates, if approved.

Although we will seek to procure and maintain product liability insurance coverage, we may be unable to secure such insurance, and any insurance coverage we obtain may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be materially harmed.

Risks Relating to Manufacturing and Supply

Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.

The manufacturing of biologics is complex and difficult and we may experience production issues or interruptions for our product candidates, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our or our CMO’s control.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials may be difficult to procure and may be subject to contamination or recall.

Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of any product candidates we may develop. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality that meet FDA, European Medicines Agency, or EMA, or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. The ability to scale our manufacturing and maintain the manufacturing process at the same levels of quality and efficacy that we are currently manufacturing is yet to be tested. If we or our third-party contract manufacturers, or CMOs, are unable to scale our manufacturing at the same levels of quality and efficiency, we may not be able to supply the required number of doses for clinical trials or commercial supply. A material shortage, contamination or manufacturing failure in the manufacture of any product candidates we may develop or other adverse impact or disruption in the commercial manufacturing or the production of clinical material could materially harm our development timelines and our business, financial condition, results of operations and prospects.

We face risk related to our reliance on our current and any future CMOs. For example, we and our CMOs are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities CMOs on which we rely may not continue to meet regulatory requirements, and may have limited capacity and may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including any CMOs of any product candidates we may develop, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with clinical Good Manufacturing Practices, or cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CMO must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practices and current Good Manufacturing Practices regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of our CMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidates we may develop or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our CMOs. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any CMO with which we contract for manufacturing and supply fails to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Currently, we depend on a single manufacturer for the manufacturing processes required to develop our product candidates. We cannot ensure that this manufacturer will remain in business or have sufficient capacity or supply to meet our needs. Our use of a single manufacturer exposes us to several risks, including price increases or manufacturing delays beyond our control. Moreover, reliance on third-party manufacturers generally entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms or at all, particularly if they are affiliated with our competitors;
●	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, particularly if they are under contract with our competitors;
●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
●	the inability to obtain components or materials from alternate sources at acceptable prices in a timely manner; and

●	substantial delays or difficulties related to the establishment of replacement manufacturers who meet regulatory requirements.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Additionally, if supply from one approved manufacturer is interrupted, such as could be the case with our current CMO, there could be a significant disruption in supply. While we believe there are alternate manufacturers who can provide the manufacturing processes required to develop our product candidates, if we have to switch to a replacement manufacturer, the manufacture and delivery of our product candidates could be interrupted for an extended period, which could adversely affect our business. Furthermore, an alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

If we or any CMOs and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any CMOs and suppliers we engage are subject to numerous federal, state and local environmental, health, and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws, regulations and permitting requirements. These current or future laws, regulations and permitting requirements may impair our research, development or production efforts. Failure to comply with these laws, regulations and permitting requirements also may result in substantial fines, penalties or other sanctions or business disruption, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any third-party CMOs and suppliers we engage will also be subject to these and other environmental, health and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to our Dependence on Third Parties

We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.

We expect to rely on CROs and research and clinical trial sites to ensure our IND-enabling studies and clinical trials are conducted properly and on time, and we expect to rely in the future on CROs for additional research programs. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of these studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs will be required to comply with the FDA’s Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the preclinical and clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving any marketing applications. Upon inspection, the FDA may determine that our studies did not comply with GCPs.

Our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements, or for any other reasons, our studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidates we may develop. As a result, our financial results and commercial prospects would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We may enter into collaborations, licenses or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.

We may seek third-party collaborators or licensors for the research, development and commercialization of certain of our current or future product candidates. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations, licenses or similar arrangements involving our research programs or any product candidates pose numerous risks to us, including the following:

●	collaborators or licensors have significant discretion in determining the efforts and resources that they will apply to these arrangements;
●	collaborators or licensors may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the such third party’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators or licensors may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators or licensors could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators or licenses may be acquired by a third party having competitive products or different priorities;
●	collaborators or licensors with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidate(s);
●	collaborators or licensors may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators or licensors and us that result in the delay or termination of the research, development, or commercialization of our product candidates or any of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
●	collaborations or licenses may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborations or license agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator or licensor of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

If our collaborations, licenses or similar transactions do not result in the successful development and commercialization of product candidates, or if one of our collaborators or licensors terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such agreement. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensor or for us to attract new collaborators or licensors, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this prospectus apply to the activities of our collaborators or licensors.

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration or license agreement will depend, among other things, upon our assessment of the resources and expertise of such third-party collaborator or licensor and the terms and conditions of the proposed collaboration or license. Further, if we license rights for use in any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development and research programs and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, as part of our development strategy, we plan to seek a potential collaborator for XTX101.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, the EMA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of any sales or marketing activities, or increase our own expenditures on the development of the product candidate.

Certain of our research and development and manufacturing activities take place in China through third-party CROs, collaborators or manufacturers. A significant disruption in the operation of those CROs, collaborators or manufacturers could materially adversely affect our business, financial condition and results of operations.

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use such third-party manufacturers for such purposes. A natural disaster, epidemic or pandemic, including the recent COVID-19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions in China, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

Risks Related to Commercialization

We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any products that receive regulatory approval, either on our own or together with collaborators.

We have never commercialized a product candidate. We currently have no sales force or marketing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and supply capabilities or outsource these activities to one or more third parties. Factors that may affect our ability to commercialize our product candidates on our own include our ability to recruit and retain adequate numbers of effective sales and marketing personnel and obtain access to or persuade adequate numbers of physicians to prescribe our product candidates, as well as any unforeseen costs we may incur in connection with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment and substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the European Union or other key global markets. To the extent we need to rely upon one or more third parties, we may have little or no control over the marketing and sales efforts of those third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We will also face competition in any search for third parties to assist us with sales and marketing efforts for our product candidates. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing our initial product candidates for the treatment of cancer and have not commenced clinical trials of or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

XTX101, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, Bioatla Inc., Bristol-Myers Squibb Inc., CytomX Therapeutics Inc. and MacroGenics Inc.

We are aware of a number of companies that are developing cytokines as immunotherapies, as well as different modalities, including monoclonal antibodies, cell therapies, oncolytic viruses and vaccines.

XTX202, if approved, may face competition from other IL-2-based cancer therapies. For example, Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Nektar Therapeutics Inc., Neoleukin Therapeutics Inc., Philogen S.p.A., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics Inc., XOMA Corporation and Zydus Cadila.

There are no approved IL-12 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs for the treatment of cancer in development, including Cullinan Management Inc., DragonFly Therapeutics Inc., EMD Serono Inc., Philogen S.p.A., Werewolf Therapeutics Inc. and Xencor Inc.

There are no approved IL-15 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have IL-15 based cancer therapies that are in development, including Jiangsu Hengrui Medicine Company Ltd., Kadmon Therapeutics Inc., Nantworks LLC, Sanofi and Xencor Inc.

Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. We also compete with these organizations in establishing clinical trial sites and patient registration for clinical trials, as well as in recruiting and retaining qualified scientific and management personnel, which could negatively affect our level of expertise and our ability to execute our business plan.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel product candidates or to in-license novel product candidates that could make our product candidates less competitive or obsolete. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements with large and established companies. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. The availability of competing products could limit the demand and the price we are able to charge for product candidates we commercialize, if any. The inability to compete with existing or subsequently introduced products would harm our business, financial condition and results of operations.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our product candidates may be delayed, and our business could be harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical trials, receipt of regulatory approval or the commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

●	our available capital resources or capital constraints we experience;
●	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
●	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

●	our receipt of approvals by the FDA, EMA and comparable regulatory authorities in other jurisdictions, and the timing thereof;
●	other actions, decisions or rules issued by regulators;
●	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
●	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;
●	the efforts of our collaborators with respect to the commercialization of our products; and
●	the securing of, costs related to, and timing issues associated with, commercial product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of any of our product candidates may be delayed, and our business, results of operations, financial condition and prospects may be adversely affected.

If approved, our product candidates that are regulated as biological products, or biologics, may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable with an FDA-licensed reference biologic product. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, reference biological product is granted 12 years of non-patent data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product or sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

If competitors are able to obtain regulatory approval for biosimilars referencing our product candidates, our product candidates may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

The sizes of the potential markets for our product candidates are difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

The potential market opportunities for our product candidates are difficult to estimate and, if our product candidates are approved, will ultimately depend on, among other things, the indications for which our product candidates are approved for sale, any products with which our product candidates are co-administered, the success of competing therapies and therapeutic approaches, acceptance by the medical community, patient access, product pricing, reimbursement and our ability to create meaningful value propositions for patients, prescribers and payors. Our estimates of the potential market opportunities for our product candidates are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

The successful commercialization of our product candidates will depend in part on the extent to which we obtain and maintain favorable insurance coverage, adequate reimbursement levels and cost-effective pricing policies with third party payors.

The availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, managed care organizations, and private health insurers, are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates, if approved, or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates, if approved. Even if our product candidates are approved and we obtain coverage for our product candidates by a third-party payor, such products may not be considered cost-effective and/or the resulting reimbursement payment rates may be insufficient or may require co-payments that patients find unacceptably high. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved, and may not be able to obtain a satisfactory financial return on our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. The regulations that govern marketing approvals, pricing and reimbursement for new medicines vary widely from country to country. In the United States, third-party payors play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how third-party payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States and coverage and reimbursement for products can therefore differ significantly from payor to payor and coverage and reimbursement by one payor does not guarantee coverage and reimbursement by another payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our ability to demonstrate to these third-party payors that any of our approved product candidates creates a meaningful value proposition for patients, prescribers and payors will be important to gaining market access and reimbursement and there is no guarantee that we will be successful in doing so. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community necessary for commercial success.

If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, hospitals, cancer treatment centers, third-party payors, and others in the medical community. For example, cancer treatments like chemotherapy, radiation therapy and certain existing immunotherapies are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

The degree of market acceptance of any product, if approved for commercial sale, will depend on a number of factors, including:

●	the product’s efficacy, safety and potential advantages compared to alternative treatments;
●	the prevalence and severity of any side effects;
●	the product’s convenience and ease of administration compared to alternative treatments;
●	the clinical indications for which the product is approved;
●	the willingness of the target patient population to try a novel treatment and of physicians to prescribe such treatments;
●	the recommendations with respect to the product in guidelines published by scientific organizations;
●	the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including, if applicable, with respect to the use of the product as a combination therapy;
●	the strength of marketing, sales and distribution support;
●	the effectiveness of our sales and marketing efforts;
●	the approval of other new products for the same indications; and
●	our ability to offer the product for sale at competitive prices.

If we obtain marketing approval for a product but such product does not achieve an adequate level of market acceptance, we may not generate or derive significant revenue from that product and our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business; we also license and may in the future license or purchase additional patents and patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our product candidates and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

If the scope of the patent protection we or our potential licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property in the future, we cannot guarantee that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and has in recent years been the subject of much litigation. No consistent policy governing the scope of claims allowable in the field of engineered therapeutic proteins has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license. Under the America Invents Act enacted in 2011, or the AIA, the United States moved to a first-to-file system in early 2013 (whereby, assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent), from the previous system under which the first to make a claimed invention was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, external academic scientific collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose our confidential or proprietary information before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications.

The issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending patent applications cannot be enforced against third parties unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or any patent applications that we may license in the future will result in patents being issued. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even if patent applications we currently own or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade our patent rights by developing new products that are similar to our product candidates, biosimilars of our product candidates, or alternative technologies or products in a non-infringing manner.

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art, pre- or post-issuance opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the U.S. Patent and Trademark Office, or USPTO, or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses.

We rely on third-party license agreements pursuant to which we have non-exclusive and exclusive rights to technology that is incorporated into our development programs and product candidates. For example, under our cross-license agreement with AskGene, we have exclusively in-licensed patent rights relating to our IL-2 program, and we also have the option to obtain exclusive licenses to patent rights relating to our IL-15 program. In addition, under our license agreement with City of Hope, we have exclusively in-licensed certain patent rights that cover our anti-CTLA-4 antibody. We also have a license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, pursuant to which we received an exclusive worldwide license to specified monoclonal antibodies, or mAbs, and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to our anti-CTLA-4 mAb program. These license agreements impose diligence, milestone payment, royalty payment and other obligations on us.

Moreover, the growth of our business may depend in part on our ability to acquire, in-license or use additional third-party intellectual property rights. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

Under our agreement with City of Hope, we are responsible for the achievement of certain diligence milestones, and our failure to timely achieve such milestones could result in City of Hope’s termination of the agreement or conversion of our exclusive licenses under the licensed patents to non-exclusive licenses. If City of Hope terminates the agreement or converts our licenses to non-exclusive licenses as a result of our failure to meet these diligence milestones, then our ability to commercialize products comprising our anti-CTLA-4 antibody may be impaired or we may face increased competition in the commercialization of anti-CTLA-4 antibody products. Furthermore, our agreement with City of Hope is subject to, and we expect our future license agreements may also be subject to, a reservation of rights by one or more third parties, including the licensor.

AskGene retained co-exclusive rights to exploit antigen-binding IL-2 and IL-15 products under our agreement with AskGene. Therefore, AskGene could develop and commercialize one or more antigen-binding IL-2 or IL-15 products on a more timely basis than us, if we ever develop such a product, or that are more effective or have more commercial success than products that we may develop. Additionally, AskGene is responsible for prosecution and maintenance of the licensed patents under the agreement and any future third party from whom we may license patent rights may similarly be responsible for prosecution and maintenance of such patents. We have limited control over the activities that are the responsibility of AskGene and would have limited control over the activities that are the responsibility of any future licensor, and it is possible that prosecution and maintenance of licensed patents by AskGene or any future licensor may be less vigorous than had we conducted such activities ourselves. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Disputes may arise regarding intellectual property subject to our current or any future license agreements of ours, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	our or our licensor’s ability to defend intellectual property and to enforce intellectual property rights against third parties;
●	the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate any intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under the license agreement;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and any partners of ours; and
●	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks described in this prospectus with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

Our current and any potential future licensors might conclude that we have materially breached our license agreements and might therefore terminate the relevant license agreements, thereby removing our ability to develop and commercialize products and technology covered by such license agreements. If any of our current or future inbound license agreements are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products that are covered by such license agreements and underlying patents, which might be identical to our products or product candidates. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Our business also would suffer if any current or future licensors fail to abide by the terms of the license or fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

Any licensor of ours may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States government, such that such licensor is not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies and product candidates are not adequate, we may not be able to compete effectively in our market.

Biotechnology and pharmaceutical companies generally, and we in particular, compete in a crowded competitive space characterized by rapidly evolving technologies and aggressive defense of intellectual property. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Our or our licensor’s failure to comply with all such provisions during the patent process could result in abandonment or lapse of a patent or patent application that we own or license, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market and compete with us earlier than would otherwise have been the case.

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies and our product candidates. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements and product candidates, thus eroding our competitive position in our market. We, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees or licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We seek or plan to seek patent protection for our product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. However, we cannot predict:

●	if and when patents will issue;
●	if patents will issue with claims that cover our product candidates;
●	the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
●	whether foreign jurisdictions will adequately uphold patent protections;
●	whether any of our intellectual property will provide any competitive advantage;
●	whether any of our patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
●	whether we will need to initiate or defend litigation or administrative proceedings which may be costly regardless of whether we win or lose.

Additionally, we cannot be certain that the claims in our pending patent applications covering our product candidates and research programs will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or technology or uses thereof in the United States or in other foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates or technology is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. Various post-grant review proceedings, such as inter partes review, post-grant review and derivation proceedings, are available and may be pursued by any interested third party in the USPTO to challenge the patentability of claims issued in patents to us or our licensors. No assurance can be given as to the outcome of any such post-grant review proceedings. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a USPTO-administered post-grant review system that has affected patent litigation. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use polypeptides or nucleic acids that are similar to our product candidates or components of our product candidates but that are not covered by the claims of our patents;
●	the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or technology;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	we have engaged in scientific collaborations in the past and will continue to do so in the future, and such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that product candidates or technology we develop may be covered by third parties’ patents or other exclusive rights; or
●	the patents of others may have an adverse effect on our business.

Our proprietary position depends upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from using the same product candidate for another use.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of making or method of use. We cannot be certain, however, that the claims in our pending patent applications, including those claims covering the composition of matter of our product candidates, will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our patents that have issued or may issue will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect a specified method of using a product, such as a method of use for treating a particular medical indication. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent by enforcing patent rights or otherwise. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we seek to rely on trade secret protection, confidentiality agreements, and license and other agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions and related processes are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. However, we cannot provide assurance that these agreements and policies will not be breached by our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors and that our trade secrets and other proprietary and confidential information will not be disclosed to publicly or to competitors.

Third-party claims of intellectual property infringement may prevent or delay our discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our product candidates or processes so they do not infringe third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If any of our product candidates is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available on commercially reasonable terms or at all. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Currently, we have certain intellectual property rights under patents and patent applications that we own or have rights to under our inbound license agreements related to our product candidates. Our development of additional product candidates may require the use of proprietary rights held by third parties, and the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require specific formulations to work effectively and efficiently, and rights to such formulation technology may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific components, such as linkers and antibody fragments, that will be used with our product candidates may be covered by the intellectual property rights of others.

Additionally, we may collaborate with or sponsor research at academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration or sponsorship. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file lawsuits with infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Some of our patent applications have been granted or may be granted or allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that can cause the allowance of a patent application to be withdrawn. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will re-allow the application in view of the new material. Further, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies and to help us comply with other procedural, documentary and other similar requirements and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Issued patents covering our product candidates or technology could be found invalid or unenforceable if challenged in court or the USPTO.

Despite the measures we take to obtain and maintain patent and other intellectual property rights with respect to our product candidates, our intellectual property rights could be challenged or invalidated. If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that the patent covering our product candidate or technology, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates or technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates or technology. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case Amgen v. Sanofi, the Federal Circuit held that broad functional antibody claims are invalid for lack of enablement. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have obtained allowed patents in the United States that we consider to be important for certain of our product candidates, however, we may have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue generic coverage of our product candidates outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In addition, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees, consultants and advisers were previously employed at other pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. Some of these employees, consultants, advisers, and members of management executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we take steps to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, advisers, and members of management have inadvertently or otherwise used or disclosed trade secrets or other confidential information of these former employers or competitors. In addition, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.

In the future, we may in-license intellectual property that may have been discovered through government funded programs and thus may be subject to federal regulations and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Any of the intellectual property rights that we have licensed or may license in the future and that have been generated through the use of U.S. government funding are subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our product candidates pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose, generally referred to as “march-in rights.” To our knowledge, none of our current product candidates are subject to march-in rights. However, intellectual property rights that we license in the future could be subject to such limitations. The U.S. government also has the right to take title to such intellectual property rights if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. We cannot be certain that our current or future licensors will comply with the disclosure or reporting requirements of the Bayh-Dole Act at all times or be able to rectify any lapse in compliance with these requirements.

In addition, the U.S. government requires that any products embodying the subject invention or produced using the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that, under the circumstances, domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

If we do not obtain patent term extension for any of our current or future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The factors that may limit any potential competitive advantage provided by our intellectual property rights include:

●	pending patent applications that we own or license may not lead to issued patents;
●	patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any of our owned or in-licensed patents, should any such patents issue;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we (or our licensors) might not have been the first to make the inventions covered by a pending patent application that we own or license;
●	we (or our licensors) might not have been the first to file patent applications covering a particular invention;
●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
●	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operation.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of an NDA or BLA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we may be granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions and any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.

In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in the European Union. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

We may seek orphan drug designations for our product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Any product candidate for which we obtain marketing approval is subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of our product candidates are approved.

Any product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

Failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;
●	restrictions on distribution or use of a product;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	damage to relationships with collaborators;
●	unfavorable press coverage and damage to our reputation;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	injunctions or the imposition of civil or criminal penalties; and
●	litigation involving patients using our products.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the United States, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for any of our candidate products that do receive marketing approval.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act in 2017, Congress repealed the tax-based shared responsibility payment, known as the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. Further, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such other challenges to repeal or replace the ACA or the health reform measures of the Biden administration will impact the ACA or our business.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. In recent years, there have been several U.S. congressional inquiries, executive orders and policy initiatives, as well as proposed and enacted state and federal legislation designed to, among other things, implement drug pricing reform, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, the Trump Administration finalized a rule allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued guidance that allows manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

Further, former President Trump issued several executive orders intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen or delayed certain of the previous administration’s measures to reform drug prices. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. Specifically, on July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the order directs the Department of Health and Human Services to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” More recently, on August 10, 2021, CMS issued a new proposed rule that rescinded the previous administration’s “Most Favored Nation” drug pricing initiative under which Medicare Part B reimbursement for certain drugs would be based on lower prices in other countries, which had been the subject of substantial litigation. With issuance of the proposed rule, CMS stated that it will continue to carefully consider the comments it received on the November 2020 interim final rule as it explores all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries’ access to evidence-based care. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden Administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Finally, outside the United States, in some nations, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We may be subject to certain healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations, and diminished future profits and earnings, if any.

Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any products for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:

●	Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.
●	False Claims Laws. The federal false claims laws and civil monetary penalties laws, including the civil False Claims Act and the Civil Monetary Penalty Law, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program.
●	HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
●	False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
●	Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Department of Health and Human Services information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and ownership and investment interests by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
●	Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Compliance with state, national and international privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to a variety of harms, including significant fines and penalties, litigation and reputational damage, any of which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate or are likely to operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the European Union, including the United States.

Our efforts to comply with GDPR or other applicable European Union laws and regulations may not be successful, or may be perceived to be unsuccessful, which could adversely affect our business in the European Union. Further, a decision from the European Court of Justice, or ECJ, invalidated the EU-U.S. Privacy Shield and also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses. European Union regulators have also issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Although the European Union has presented a new draft set of contractual clauses, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. The ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the European Union and Switzerland to the United States, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the European Union and Switzerland to the United States.

Brexit has complicated data protection regulation in the United Kingdom because, as of January 1, 2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR, subject to a transition period of up to six months. Unless the European Commission makes an ‘adequacy finding’ in respect of the

United Kingdom before the expiration of the transition period, the United Kingdom will become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the United Kingdom will require a ‘transfer mechanism,’ such as the standard contractual clauses. Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA.

As a result, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GDPR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Actions are either in place or under way in the United States to enact similar legislation. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2013, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the third-party processing, storage and transmission of such information.

New legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Virginia, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. There is also discussion of an executive order on cybersecurity that could affect how we collect and process information. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with such requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

We are subject to U.S. and certain foreign export control, import, sanctions, anti-corruption, and anti-money laundering laws and regulations with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 202, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

Noncompliance with the laws and regulations described above could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, however this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Our employees, independent contractors, CROs, consultants, commercial partners, vendors and principal investigators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, commercial partners, vendors and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. Even with appropriate policies and procedures, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent such activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment offer letters which outline the terms of employment with each of our executive officers, each of them may terminate their employment with us at any time. As such, these employment offer letters do not guarantee our retention of our executive officers for any period of time. In addition, insurance coverage is increasingly expensive, including with respect to directors and officers’ liability insurance, or D&O insurance. We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, sales and marketing personnel, is and will be critical to our success. The loss of the services of our executive officers or other key employees could impede, delay or prevent the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize products in the life sciences industry, and specifically our product candidates. We are based in Massachusetts, a state that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited and could adversely affect our business, prospects, financial condition and results of operations.

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2021, we had 69 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

We depend on our information technology systems and associated third-party service providers, and any failure of these systems could harm our business. Security breaches, loss of data, inability to access systems, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality, availability and integrity of such confidential information. Our internal information technology systems and infrastructure, and those of our contractors, consultants, vendors, service providers and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, intentional or accidental actions or inactions by persons inside our organization or by persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, supply chain attacks, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.

Any security compromise affecting us, our partners, our service providers or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws, as applicable, such as HIPAA, CCPA, HITECH and GDPR), it could result in a material disruption of our discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, any of which could materially adversely affect our business, results of operations and financial condition.

A variety of risks associated with marketing our product candidates internationally, if approved, could materially adversely affect our business.

We also plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating, including conducting marketing and sales activities, in international jurisdictions if we obtain the necessary approvals, including:

●	regulatory requirements in foreign countries that differ from those in the United States;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or other comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism or natural disasters including pandemics or other outbreaks of infectious disease, earthquakes, typhoons, floods and fires.

Any of these factors, along with other risks associated with international operations, could materially adversely affect our future international expansion and operations and, consequently, our results of operations.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may not be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize any or all potential benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned and any future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

The COVID-19 pandemic has caused and continues to cause many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; consumer confidence has declined; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While the FDA approved emergency use authorization of vaccines in December 2020, it is still expected to take many months to complete widespread vaccinations. Therefore, the future progression of the outbreak and its effects on our business and operations continue to be uncertain. We and our CMOs and CROs may face disruptions in the future that affect our ability to initiate and complete preclinical studies, including recruitment and retention of critical employees, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. For example, in 2020, we experienced a temporary shortage of raw material used in the manufacturing process for one of our product candidates. We may experience additional delays in the future as a result of the COVID-19 pandemic or otherwise, which could delay our product development timelines. We and our CMOs and CROs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The global response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through the capital markets and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a natural disaster, pandemic or other catastrophic event.

We depend on our employees, consultants, CMOs, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, hurricanes, fires, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CMOs, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

An active trading market for our common stock may not continue to be developed or sustained.

Our common stock began trading on the Nasdaq Global Select Market on October 22, 2021. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

The price of our common stock could be subject to volatility related or unrelated to our operations and purchasers of our common stock could suffer a decline in value.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results from, delays in initiating or completing, or termination of clinical trials;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
●	the clinical results of our competitors or potential competitors;
●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
●	the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	developments with respect to the COVID-19 pandemic;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

If securities or industry analysts do not publish research or reports about our company, or if they issue unfavorable or inaccurate research regarding our business, or if they publish negative evaluations of our stock, the price and trading volume of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that securities or industry analysts publish about us or our business. A limited number of securities and industry analysts currently publish research on our company. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our principal stockholders and management own a significant percentage of our common stock and exert significant control over matters subject to stockholder approval.

Upon the closing of our IPO, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing approximately 68% of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

Some of these persons or entities may have interests different than our unaffiliated stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;
●	entrench our management and board of directors;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have broad discretion regarding use of our cash and cash equivalents, and we may not use them effectively.

Our management has broad discretion in the application of our cash and cash equivalents and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest these funds in a manner that does not produce income or that loses value.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Based on the number of shares outstanding as of September 30, 2021 and after giving effect to the automatic conversion of our convertible preferred stock, we had 27,432,114 shares of common stock outstanding (including the shares of common stock that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates). The remaining 19,313,008 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the expiration of the applicable lock-up period. The lock-up agreements are subject to certain specified exceptions and the representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of 6,871,026 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Moreover, beginning in April 2021, holders of an aggregate of 18,450,878 shares of our common stock will have rights to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in the prospectus for our IPO.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the sole discretion of our board of directors. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of financial Condition and Results of Operations” disclosure;
●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (1) irrevocably elect to “opt out” of such extended transition period or (2) no longer qualify as an EGC or a smaller reporting company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly.

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be materially adversely effected.

Pursuant to Section 404, in our second annual report due to be filed with the Securities and Exchange Commission, or SEC, after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also subject us to regulatory scrutiny and sanctions, impair our ability to raise revenue and cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our common stock and adversely affect our results of operations and financial condition.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our common stock and adversely affect our results of operations and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. The Tax Act, enacted on December 22, 2017, as amended by the CARES Act, enacted on March 27, 2020, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current-year taxable income (though such NOLs may be carried forward indefinitely) and elimination of the carryback for NOLs arising in taxable years beginning after December 31, 2020, the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, additional legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the Tax Act, CARES Act, and such additional legislation is and continues to be forthcoming. Such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Congress may enact additional legislation in connection with the COVID-19 pandemic, and as a result of changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted, which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, and additional tax legislation.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from our board of directors;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

●	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial. Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees and increase the costs to our stockholders of bringing such claims.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
●	any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
●	any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, and increase the costs to such stockholders of bringing such a claim, either of which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find the either exclusive forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Stock Option Grants and Exercises

During the three months ended September 30, 2021:

(1)	We granted stock options to purchase an aggregate of 408,777 shares of our common stock at a weighted-average exercise price of $11.69 per share to our employees, directors and consultants pursuant to our 2020 Stock Incentive Plan. These stock options become exercisable upon the schedule specified in the applicable stock option agreement.
(2)	We issued an aggregate of 2,585 shares of our common stock to our employees, directors and consultants upon the exercise of outstanding stock options under our 2020 Stock Incentive Plan for aggregate cash consideration in the amount of $14,000.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The stock options and the shares of common stock issued upon the exercise of stock options described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On October 25, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Conversion of Preferred Stock

On October 26, 2021, in connection with the closing of our IPO, all of our outstanding shares of preferred stock were converted into an aggregate of 18,398,248 shares of common stock. The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

Use of Proceeds from Initial Public Offering of Common Stock

On October 26, 2021, we completed our IPO and issued and sold an aggregate of 7,353,000 shares of our common stock at a public offering price of $16.00 per share, and on November 1, 2021, we sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares.

The offer and sale of the shares of common stock in our IPO was registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-259973), which was declared effective by the SEC on October 21, 2021. Following the sale of the shares in connection with the partial exercise by the underwriters of their option, the offering terminated before all the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Cowen and Company LLC and Guggenheim Securities, LLC acted as joint book-running managers for our IPO, and Raymond James & Associates, Inc. acted as lead manager for our IPO.

We received aggregate gross proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $129.9 million, or aggregate net proceeds of approximately $116.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. We had not used any of the net proceeds from the IPO as of September 30, 2021 because our IPO closed on October 26, 2021. There has been no material change in the planned use of proceeds from our initial public offering, as described in our final prospectus filed with the SEC on October 22, 2021 pursuant to Rule 424(b)(4).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

10.1

2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2021)

10.2

Form of Stock Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2021)

10.3

Form of Non-Employee Director Stock Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2021)

10.4

2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2021)

10.5

Loan and Security Agreement, dated as of November 21, 2019, as amended, by and between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 1, 2021)

10.6#

Letter Agreement, dated September 30, 2021, by and between the Registrant and René Russo (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 1, 2021)

10.7#

Letter Agreement, dated September 30, 2021, by and between the Registrant and Martin Huber (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 1, 2021)

10.8

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 1, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILIO THERAPEUTICS, INC.

Date: December 2, 2021	By:	/s/ René Russo
René Russo, Pharm.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 2, 2021	By:	/s/ Salvatore Giovine
Salvatore Giovine
Chief Financial Officer
(Principal Financial and Accounting Officer)