Form 10-K
period 2021-12-31
Xilio Therapeutics, Inc.
filed 2022-03-01
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 001-40925

Xilio Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1623397
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
828 Winter Street, Suite 300, Waltham, MA	02451
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 430-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbols	Name of Exchanges on Which Registered
Common stock, par value $0.0001 per share	XLO	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Global Select Market on October 22, 2021. As of February 15, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $269.1 million based on the closing price of the registrant’s common stock on February 15, 2022. The number of shares of the registrant’s common stock outstanding as of February 15, 2022 was 27,468,950.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

References to Xilio

Unless otherwise stated, all references to “us,” “our,” “we,” “Xilio,” “Xilio Therapeutics,” “the Company” and similar references in this Annual Report on Form 10-K refer to Xilio Therapeutics, Inc. and its consolidated subsidiaries. Xilio Therapeutics and its associated logos are registered trademarks of Xilio Therapeutics, Inc. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly those described in the “Risk Factor Summary” and “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. We have built our geographically precise solutions, or GPS, platform to rapidly engineer novel molecules, including cytokines and other biologics, that are designed to optimize their therapeutic index by geographically localizing their activity inside tumors. Current immuno-oncology, or I-O, therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment, or TME. Our molecules are engineered to localize activity within the TME with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity. We are advancing a number of geographically precise, or tumor-selective, agents through preclinical and clinical development. Our most advanced product candidates are currently in clinical development: XTX101, an anti-cytotoxic T-lymphocyte-associated protein 4, or anti-CTLA-4, monoclonal antibody, or mAb, and XTX202, an interleukin 2, or IL-2, therapy. We are also advancing our tumor-selective IL-12 product candidate, XTX301, with the goal of submitting an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in the second half of 2022 for evaluation in patients with solid tumors, and we are currently pursuing preclinical studies for our tumor-selective IL-15 product candidate, XTX401. We also plan to continue to leverage our GPS platform to develop additional immunotherapies, including product candidates with a range of tumor targeting approaches.

XTX101 is a clinical-stage, tumor-selective anti-CTLA-4 mAb that is designed to improve upon the therapeutic index of existing anti-CTLA-4 therapies by localizing its activity in the TME. Leveraging our GPS platform, we have engineered XTX101 to enhance the desirable features of an anti-CTLA-4 antibody while addressing its known liabilities. In September 2021, we initiated a Phase 1/2 trial to evaluate XTX101 in patients with advanced solid tumors, and enrollment is ongoing. The Phase 1 portion of the trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX101 with the goal of establishing a recommended Phase 2 dose, or RP2D, for XTX101 both as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), an anti-programmed cell death protein 1, or anti-PD-1. We expect to present preliminary data for the monotherapy cohort for this trial in the middle of 2022 and preliminary data for the combination cohort for this trial in the second half of 2022. In May 2021, we entered into a clinical trial collaboration and supply agreement with Merck & Co., Inc., known as MSD outside the United States and Canada, to explore the therapeutic potential of XTX101 in combination with pembrolizumab in patients with advanced solid tumors. In preclinical studies, we observed that XTX101 was activated ex vivo using human tumor samples showing cleavage of the masking domain. In mouse models, XTX101 demonstrated anti-tumor activity at 0.3 mg/kg, similar to an ipilimumab analogue at 3 mg/kg and showed tolerability at doses up to 3 mg/kg in non-human primates, or NHPs.

XTX202 is an engineered form of IL-2 that is masked with a protein domain to prevent binding activity until the protein domain is cleaved off by TME-associated proteases. In January 2022, we initiated a Phase 1/2 trial to evaluate XTX202 in patients with solid tumors, and enrollment is ongoing. The Phase 1 portion of the trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX202 with the goal of establishing a RP2D for XTX202 as a monotherapy in patients with advanced solid tumors. We expect to present preliminary Phase 1 data in the second half of 2022. We aim to establish safety proof-of-concept, or POC, by showing XTX202 has the ability to achieve target exposure at or below the RP2D without leading to significant adverse events, or AEs, in patients. In addition, assuming we successfully complete the Phase 1 trial and determine the RP2D for XTX202, we plan to initiate Phase 2 expansion cohorts with XTX202 monotherapy to determine the objective response rate in RCC and melanoma patients who previously received an anti-PD-1 treatment regimen. Subject to the response rate observed in the POC phase and discussions with regulatory authorities, we plan to initiate non-randomized monotherapy trials with the potential for accelerated approval. In addition, we plan to initiate one or more additional Phase 1 trials aimed at demonstrating that we can combine XTX202 at its RP2D with a therapeutic dose of current standard-of-care treatments. In preclinical studies, we observed that XTX202 was activated in a protease-dependent manner, including in preclinical studies using human tumor samples ex vivo showing XTX202 was able to cleave the masking domain, exhibited tumor growth inhibition and was well-tolerated in NHP models up to 10 mg/kg.

Leveraging our experience, we are applying our GPS platform to known cytokines that we believe have meaningful therapeutic potential, but that have been unable to achieve regulatory approval. We are developing XTX301, our engineered tumor-selective IL-12 molecule, with the goal of submitting an IND in the second half of 2022, and we are currently pursuing preclinical studies for XTX401, our tumor-selective IL-15 product candidate. Both of these cytokine product candidates exhibited tumor-selective activity with minimal peripheral effects in preclinical models, showed tumor growth inhibition in mouse models and were well-tolerated in multi-dose studies in NHP models.

We currently have worldwide development and commercialization rights to all of our product candidates.

Our Approach—Improving the Therapeutic Index of I-O Therapies

Our focus is to improve upon two of the foundational mechanisms of I-O: cytokines and checkpoint inhibitors. Since the 1980s, cytokines have been explored as a cancer therapy due to their ability to carry messages between cells and serve as master regulators of the body’s response to inflammation and immune attack. Although cytokines have demonstrated compelling clinical efficacy in certain tumors, including the ability to generate sustained complete responses, or CRs, in a subset of patients, their use has been limited by severe systemic toxicity. Similar to cytokines, checkpoint inhibitors have shown the potential to provide meaningful improvements in survival for patients with cancer, but the utilization of these therapies, beyond those that target the immune proteins PD-1 or PD(L)1, is also limited largely by toxicity.

Our goal is to overcome the limitations of current I-O therapies by developing products with an improved efficacy-to-toxicity ratio, or therapeutic index. The toxicities for cytokines and checkpoint inhibitors stem from their activity outside of the TME. Our GPS platform is designed to overcome these systemic toxicities by creating tumor-selective molecules and unleashing the activity of cytokines and checkpoint inhibitors in the TME. These molecules are intended to be inactive until they reach the TME, where they are activated, resulting in localized clinical activity with minimal dose-limiting toxicities. To achieve this tumor selectivity, we apply our GPS platform, which includes engineered features and a proprietary protein masking technology that render our molecules inactive until reaching the tumor. Our GPS platform also enables regulated pharmacokinetics, or PK, and protease-dependent activation, resulting in geographically localized anti-tumor activity. The engineered features are designed to ensure that our product candidates are stable molecules with well-understood properties and a reproducible manufacturing approach.

Leveraging our GPS platform, we intend to develop a number of additional product candidates using a range of tumor targeting approaches, with the goal of achieving a clinically meaningful improvement in their therapeutic index. We also plan to evaluate opportunities for better tolerated and more efficacious combination therapies, using product candidates from across our portfolio with other cancer therapies, to increase the potential for curative regimens in oncology. Beyond oncology, we also plan to apply our GPS platform to other disease areas in which the immune system is dysregulated, such as in autoimmune and inflammatory diseases.

Our Strategy

Our vision is to transform the lives of patients with cancer by harnessing the power of highly potent, tumor-selective I-O therapies that deliver deep and durable clinical responses. By leveraging our GPS platform, we aim to discover, develop and, ultimately, commercialize I-O therapies that overcome the known limitations of today’s approaches and provide effective, tolerable and durable therapeutic options for patients and their physicians. In order to achieve our goal, the key elements of our strategy are to:

●	Efficiently progress our most advanced cytokine product candidate, XTX202, through clinical development for multiple cancer indications as both a monotherapy and a combination agent. Using our GPS platform, we engineered and are developing XTX202, a novel, modified form of IL-2 that is masked with a protein domain to prevent binding activity until cleaved off by TME-associated proteases. Due to its mechanism of action and opportunity to deliver tumor-directed activity while minimizing the risk of off-tumor effects, we plan to explore the therapeutic utility of XTX202 for the treatment of solid tumor indications. In January 2022, we initiated a Phase 1/2 trial to evaluate XTX202 in patients with solid tumors, and enrollment is ongoing. We expect to present preliminary Phase 1 data in the second half of 2022. If we receive positive findings from the Phase 1/2 trial, and subject to discussions with regulatory authorities, we intend to efficiently advance XTX202 into registration-enabling clinical trials both as a monotherapy and as a combination therapy initially for the treatment of renal cell carcinoma, or RCC, and melanoma prior to potential expansion into additional cancer indications.
●	Execute our Phase 1/2 development program for XTX101 and, if successful, transition to randomized registration-enabling trials in a range of solid tumor indications. In September 2021, we initiated our Phase 1/2 trial for XTX101 in patients with advanced solid tumors, and enrollment is ongoing. This trial is designed to evaluate the safety of XTX101 as monotherapy and in combination with pembrolizumab. We expect to present preliminary data for the monotherapy cohort for this trial in the middle of 2022 and preliminary data for the combination cohort for this trial in the second half of 2022. Following establishment of a RP2D for XTX101 in combination with pembrolizumab, we plan to initiate registration-enabling trials of XTX101 in combination with an anti-PD(L)-1 in a range of advanced solid tumor types, including melanoma, RCC, non-small cell lung cancer, or NSCLC, and prostate cancer based on the established role of ipilimumab in these indications. Given the broad range of potential indications, we plan to explore opportunities for strategic collaborations to maximize the full potential of XTX101 and support its future commercialization, if approved.
●	Advance our preclinical cytokine product candidates, XTX301 and XTX401, into clinical development. Leveraging our experience, we are also applying our GPS platform to known cytokines that we believe have meaningful therapeutic potential but that have been unable to achieve regulatory approval to date. As part of our strategy, we are developing XTX301 and XTX401, which are engineered tumor-selective IL-12 and IL-15 molecules, respectively. We are advancing XTX301 with the goal of submitting an IND in the second half of 2022 for evaluation in patients with solid tumors, and we are currently pursuing preclinical studies for XTX401, our tumor-selective IL-15 product candidate. In preclinical models, both product candidates exhibited tumor-selective activity with minimal peripheral effects.
●	Broadly expand our portfolio by applying the versatility and reproducibility of our GPS platform to develop novel I-O therapies for cancer. We have prioritized efforts to develop novel I-O therapies based on the therapeutic activity of I-O agents established in other clinical trials, while recognizing that the benefit of many of these I-O agents, particularly cytokines, has been historically hampered by issues of short half-life, poor bioavailability and significant toxicity. By leveraging the insights and capabilities of our platform and our leadership team, we aim to systematically create novel molecules, including cytokines and other biologics, that overcome these challenges to safely localize their potent activity to the TME. We believe that our GPS platform, which enables us to develop molecules with the potential to trigger anti-tumor immunity while limiting systemic exposure to improve tolerability, is broadly applicable in oncology. As a result, we intend to develop a number of additional product candidates using a range of tumor targeting approaches, with the goal of achieving a clinically meaningful improvement in their therapeutic index. We plan to continue to invest in our innovative GPS platform and in our team to further expand our capabilities to engineer, manufacture and develop potentially more effective and less toxic therapies.
●	Build a fully-integrated I-O company by independently commercializing approved products in indications and key geographies where we believe we can maximize our product candidates’ value. We currently own all worldwide development and commercialization rights to our product candidates and programs, which we believe have been optimally selected based on our extensive preclinical data, including data with disease-specific animal models and biomarkers, supporting their potential for clinical success. To maximize the full potential and value of our pipeline, we intend to retain key development and commercialization rights for our product candidates in key indications and geographies where we believe we can ultimately commercialize successfully on our own, if approved. In addition, we intend to pursue strategic collaborations where a collaborator may have geographic operations or other capabilities that are synergistic or additive to our own.
●	Leverage the broad applicability of our GPS platform through strategic collaborations in autoimmune diseases. We believe the collective components of our GPS platform and the reproducibility it enables in our drug discovery and development efforts present a meaningful opportunity for us to leverage our GPS platform not only in oncology but also in multiple therapeutic areas beyond oncology, such as in autoimmune and inflammatory diseases. We plan to explore strategic collaborations that would enable us to accelerate the development of additional product candidates or programs as well as expand our capabilities, pipeline opportunities and product offerings, particularly where a collaborator may have expertise or capabilities that are synergistic or additive to our own.

About I-O

The discovery of a role for immunotherapy in the treatment of cancer was made more than 100 years ago, when William Coley treated patients with heat-treated bacterial toxins, resulting in a profound anti-tumor effect in some of those patients. Two of the most important mechanisms within I-O are checkpoint inhibitors and cytokines, with cytokine therapies having been introduced in the 1980s and checkpoint inhibitors in the period after 2011, when the first such product was approved. Both therapeutic approaches are known to provide efficacy in terms of clinical responses and tumor shrinkage. However, toxicities have limited the application of these therapies, resulting in the need to dose-reduce, dose-interrupt or discontinue many patients from treatment. Immune checkpoint inhibitors are associated with immune-related AEs that may affect any organ system and may be life-threatening or fatal to patients. Cytokines in particular are associated with broad ranging multi-organ toxicities that can be lethal and have limited the development of this class of potential therapies. Anti-PD-1 checkpoint inhibitors have been used broadly because they generally achieve efficacy with minimal systemic toxicity, enabling their administration at their maximally effective doses. Anti-PD-1 treatments have become the most widely utilized immunotherapy agent in oncology, with FDA approvals in more than a dozen separate tumor types and $27 billion in 2020 worldwide sales. It is our mission to overcome the limitations of other checkpoint inhibitors, such as anti-CTLA-4, and cytokine therapies and make immunotherapies beyond anti-PD-1 treatments more accessible, efficacious and safe for patients with cancer.

The promise and limitations of cytokines

Cytokines are small proteins that carry messages between cells and serve as master regulators of the body’s response to inflammation and immune attack. There are multiple cytokines, including interferon alpha (α), beta (β) and gamma (γ), as well as IL-2, which are approved in a range of oncology and non-oncology indications. Interferon α was first approved in 1986 for the treatment of patients with hairy cell leukemia and was subsequently approved in a range of oncology indications including malignant melanoma, chronic myeloid leukemia and follicular lymphoma. Aldesleukin, a high-dose IL-2 therapy, was first approved in 1992 as a monotherapy for patients with melanoma and RCC. In addition, interferons have shown the potential for cytokines beyond oncology with approvals for the treatment of patients with multiple sclerosis, resulting in cytokines becoming a key treatment option for a range of conditions. However, cytokines have not achieved therapeutic success in a broad population of patients because their use has been limited by severe toxicity, including fatal outcomes. We believe XTX202, our tumor-selective IL-2 product candidate, has the potential to overcome these limitations and deliver the full clinical benefit of IL-2 without the dose-limiting toxicities associated with existing IL-2 treatments.

The promise and limitations of checkpoint inhibitors

Checkpoint inhibitors have become mainstays in cancer therapy since the FDA approved ipilimumab, an anti-CTLA-4 therapy, in 2011. As has been observed with cytokines, checkpoint inhibitors have shown the potential to provide meaningful improvements in survival for patients with cancer, but the utilization of these therapies has been limited largely by toxicities. These toxicities, which can be life-threatening or fatal, have resulted in the need to dose-reduce, dose-interrupt or discontinue many patients from treatment. As noted earlier, anti-PD-1 checkpoint inhibitors have been used broadly because they achieve efficacy with minimal systemic toxicity, enabling their administration at their maximally effective doses. The clinical benefit of CTLA-4 blockade to patients with cancer is well-established; however, efficacy of current therapies is impaired by dose-limiting toxicities arising from systemic immune activation. This has reduced the use of anti-CTLA-4 mAbs both as a monotherapy and in combination therapy. We believe XTX101, our tumor-selective anti-CTLA-4 mAb, has the potential to overcome these limitations and deliver the full clinical benefit of anti-CTLA-4 mechanisms without the dose-limiting toxicities associated with existing CTLA-4 treatments.

I-O Combinations

The ability to combine oncology agents has been an important step in developing effective cancer regimens. Combination chemotherapy can be curative in settings where single agents have had limited efficacy and were not considered curative. The substantial dose-limiting toxicities associated with I-O agents has prevented these agents from being combined effectively. The ultimate promise of I-O for patients is dependent upon the ability to develop I-O agents that can be combined at their optimal doses without life-threatening toxicity. The severe toxicity of IL-2 has limited the ability to combine IL-2 with other cancer treatments without compromising the dose administered. Ipilimumab has been combined with anti-PD-1 agents. For example, data from third-party clinical trials has demonstrated that the combination of ipilimumab with nivolumab, which targets the immune checkpoint protein PD-1, was associated with improved clinical outcomes, but it was limited by significantly higher risk of all-grade and high-grade immune-related AEs such as pruritus, rash, diarrhea, colitis, elevation of the liver enzyme alanine transaminase, known as ALT, hyperthyroidism, hypophysitis and pneumonitis. Of note, combination therapy generally requires use of low dose ipilimumab at 1 mg/kg rather than the more efficacious dose of 10mg/kg. Even at the lower dose, ipilimumab combination therapy is poorly tolerated, with AEs causing up to 80% of patients to discontinue treatment, up to 50% of patients requiring emergency room visits and up to 36% of patients requiring hospitalization. The potential of our GPS-enabled molecules to minimize the systemic toxicity of I-O could allow us to combine I-O agents to meaningfully improve survival in a broader range of tumor types.

Our Solution: Our GPS Platform Enables Tumor-Selective I-O Molecules Designed to Optimize Their Therapeutic Index

I-O therapies have curative potential for patients with cancer. However, to date this potential has been significantly curtailed by dose-limiting toxicities that result from activity of the therapeutic molecule outside the TME. We believe that geographic localization of the activity of I-O agents to the TME can overcome these dose-limiting toxicities and enable maximal therapeutic benefit for patients. Tumor-selective activity could be achieved by harnessing unique characteristics of the TME to activate therapeutic molecules locally that have minimal or non-detectable levels of activity outside of the TME.

Matrix metalloproteases, or MMPs, are enzymes involved in protein degradation that are essential for tumor growth and metastasis because they regulate key processes within the TME, including growth, survival, angiogenesis, invasion and metastasis. MMPs are preferentially active in the TME by comparison to non-tumor organs or tissues. As a result, we believe MMP activity can be leveraged to activate molecules within the TME that have minimal or non-detectable levels of activity outside the TME. This has been validated by the MMP activated imaging agent AVB-620, which selectively highlights tumor tissue in human clinical trials and has received Breakthrough Therapy Designation from the FDA as a diagnostic. Similarly, our GPS platform is designed to harness MMPs to activate therapeutic molecules selectively within the TME while allowing them to have minimal or non-detectable levels of activity outside of the TME.

Our GPS platform enables us to engineer a broad range of immune-modulatory molecules, including cytokines and antibodies, that contain masking domains that minimize their activity outside of the TME. The molecules are then designed to be turned on selectively in the TME where they are activated by the unique conditions in the TME, including the preferential activity of MMPs. Specifically, MMPs cleave a linker that connects the masking protein domain to the active agent. This separates the mask from the active agent, enabling the unmasked agent to promote an anti-tumor response within the TME.

Key features of our tumor-selective molecules exemplify the engineering approach that underpins our GPS platform. Each feature contributes to multiple characteristics of the molecule that are designed to enable tumor selective biological activity and tumor growth inhibition while minimizing toxicity outside of the TME. The general architecture of a GPS-enabled molecule is:

●	a masking domain;
●	linker sequences;
●	a protease cleavage site;

●	solely for GPS-enabled cytokines, a half-life extension domain; and
●	the active engineered molecule (i.e., an engineered cytokine or antibody).

The engineered features are designed to ensure that our product candidates are stable molecules with well-understood properties and a reproducible manufacturing approach. In preclinical studies, we have successfully applied our GPS platform to cytokines and antibodies that regulate immune checkpoints in order to promote localized anti-tumor immune responses, while avoiding the dose-limiting toxicities associated with systemic immune responses.

In the graphic below, an illustrative cytokine product candidate on the left contains a masking domain that is released by protease cleavage. When the linker sequences, which contain a protease-cleavage site, are cleaved by proteases, the masking domain is released, allowing the cytokine to bind to the target receptors. Before cleavage by the MMP in the TME, the engineered cytokine has minimal or non-detectable levels of activity outside the TME. Specifically, there is no binding to target receptors, and the molecule has a long half-life outside the TME. After cleavage in the TME, the engineered cytokine is locally activated and has a short half-life.

Key Features of GPS-Enabled Cytokines

GPS-Enabled Cytokine
2
Masking domain
1
Cytokine
3
Linker sequences
4
Protease cleavage site
5
Half-life extension domain
MMP-dependent cleavage at the tumor
Tumor Microenvironment
2
1
Active cytokine
3
3
5
Molecule enters the TME where the cytokine is released due to cleavage of the linker sequence by MMPs

Similarly, in the graphic below, an illustrative antibody product candidate on the left contains a masking domain that is released by protease cleavage. The masking domain is shown in tan and the active antibody is shown in orange. When the linker sequences, shown in black, which contain a protease-cleavage site, shown in green, are cleaved by proteases, the masking domain is released, allowing the antibody to bind to the target receptors for cytokines. Before cleavage by the MMP in the TME, the engineered antibody has minimal or non-detectable levels of activity outside the TME. Specifically, there is no binding to target receptors. After cleavage in the TME, the engineered antibody is locally activated.

Key Features of GPS-Enabled Antibodies

As shown in the graphics above, the structural components comprising our GPS platform work synergistically to improve the therapeutic index of our product candidates. These design features also enhance intrinsic stability of the molecule and manufacturing.

●	Masking Domain. The masking domain is a protein domain that is selected for optimal masking outside of the TME and allows efficient activation upon cleavage by a protease within the TME. Masking of the engineered molecule is designed to prevent binding to its cognate receptor on immune cells, thereby minimizing biological activity outside the TME. In addition, the masking domain contributes to improved PK properties and a longer half-life for the inactive molecule by reducing target mediated drug disposition.
●	Linker Sequences. Linker sequences connect the engineered molecule and the mask to the half-life extension domain and are selected to optimize masking and stability of the molecule.
●	Protease Cleavage Site. A protease cleavage site within a linker sequence allows cleavage by a subset of proteases, particularly MMPs, unmasking the engineered molecule and allowing it to affect its engineered immune activity. We tailor the protease site for optimal masking and subsequent activation of the engineered molecule in the TME. Biochemical, cell-based and ex vivo functional studies have demonstrated, with a subset of MMPs, efficient and full cleavage and complete rescue of cytokine activity and selective activation of the masked engineered molecule in the TME by comparison to non-tumor tissues. These data have been further substantiated by in vivo studies in mice and NHPs that demonstrate engineered molecule activity in the TME, but not outside of the TME, and also demonstrate the tumor-selective activation of the protease sites incorporated into GPS-enabled engineered molecule.
●	Half-Life Extension Domain. The half-life extension domain is designed to overcome the short circulating half-life of native cytokines such that the inactive masked cytokine circulates for a prolonged period while outside of the TME. For antibodies, a half-life extension is not required given their longer half-life.

We believe that the characteristics of our GPS platform described above enable the following key advantages :

●	masking that takes advantage of multiple intra-molecular interactions, minimizing the risk of activity outside of the TME and therefore the risk of toxicity;
●	engineering the active molecule such that unmasking in the TME promotes a potent anti-tumor immune response;
●	early consideration and incorporation of manufacturing and development aspects into the design of molecules to facilitate production of high-quality drug product for clinical use;
●	half-life extending inactive cytokines to support administration to patients on a schedule consistent with other biologics agents; and
●	locally activating cytokine molecules that have a short half-life in the TME, which minimizes the risk of the released cytokine exhibiting activity outside of the TME and, therefore, further reduces the risk of toxicity.

We have shown preclinical validation of the ability of our GPS platform to develop tumor-selective antibodies and cytokines, as evidenced by our tumor-selective anti-CTLA-4 antibody, XTX101, and our tumor-selective IL-2, XTX202. In preclinical studies, each of these product candidates has exhibited tumor-selective biological activity, tumor growth inhibition and minimal to no toxicity outside of the TME. In addition, the reproducibility of these data, as evidenced by tumor-selective activity observed in preclinical studies with our engineered IL-12 and IL-15 cytokines, XTX301 and XTX401, highlights the potential breadth of application of our GPS platform to multiple structurally diverse cytokines or antibodies. We believe our GPS platform can be applied to numerous molecules, including those shown in the image below, which have potential as cancer therapies, but need localized activity within the TME to overcome the dose-limiting toxicities that result from activity outside of the TME.

Potential Applicability of Our GPS Platform

Our Pipeline

Leveraging our GPS platform, we are building a pipeline of tumor-selective cytokine and checkpoint inhibitor immunotherapies to treat cancer. Our goal is to overcome the limitations of current I-O therapies by developing products with an improved therapeutic index.

Consistent with this goal, we selected molecules that have prior clinical validation demonstrating therapeutic benefit, but that have been limited by significant toxicities that we believe can be addressed with our approach. We have worldwide development and commercialization rights to all of our product candidates.

The following chart summarizes our product candidates and anticipated upcoming milestones.

1.	Plan to initially evaluate XTX101 as a monotherapy and as a combination therapy for the treatment of advanced solid tumors
2.	Plan to initially evaluate XTX202 as a monotherapy and as a combination therapy for the treatment of RCC and melanoma prior to potential expansion into additional cancer indications

Our development strategy is focused on three important concepts:

(1)	achieve an acceptable safety profile while maintaining dose levels sufficient to confer localized activity in the tumor;
(2)	establish clinical POC as a monotherapy; and
(3)	demonstrate the combinability of our molecules so they can be explored and administered with relevant standard-of-care agents to potentially improve patient outcomes.

Assuming we successfully achieve an improved therapeutic index during our initial clinical trials, we plan to proceed into an expansive set of registration-enabling clinical trials across a range of tumor types.

XTX101, our clinical-stage tumor-selective checkpoint inhibitor program

XTX101 is a clinical-stage, tumor-selective anti-CTLA-4 mAb that is designed to improve upon the therapeutic index of existing anti-CTLA-4 therapies. Using our GPS platform, we have engineered XTX101 to enhance the desirable features of an anti-CTLA-4 antibody while minimizing its known limitations due to toxicity. We approached this by using complimentary-determining region, or CDR, masking of the antibody, identifying an antibody with improved binding to CTLA-4 and engineering enhanced binding to the Fcγ receptors. A CDR is part of the variable chains in antibodies and T cell receptors where molecules bind to their specific antigen. In September 2021, we initiated our Phase 1/2 trial to evaluate

XTX101 in patients with advanced solid tumors, and enrollment is ongoing. The Phase 1 portion of the trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX101 with the goal of establishing an RP2D both as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), an anti-PD-1. We expect to present preliminary data for the monotherapy cohort for this trial in the middle of 2022 and preliminary data for the combination cohort for this trial in the second half of 2022. In May 2021, we entered into a clinical trial collaboration and supply agreement with Merck & Co., Inc., known as MSD outside the United States and Canada, to explore XTX101 in combination with pembrolizumab in patients with advanced solid tumors. Given the significant size of the opportunity, including in melanoma, RCC, NSCLC and prostate cancer, and the trials required to fully develop XTX101, we plan to seek collaboration opportunities to develop XTX101.

We have evaluated XTX101 in several preclinical studies, and, while there can be no assurances that these results will be replicated in clinical trials, we have observed activation of XTX101 at our target doses in the TME leading to enhanced activity and an improved tolerability profile compared to an ipilimumab analog.

Background on CTLA-4

CTLA-4 is an immune checkpoint protein that is well-established as playing a central role in the development of tumors. The scientific insight that led to the early development of CTLA-4 therapeutics is attributable to investigators recognizing CTLA-4 as a protein on T cells that acts as a brake on T cell activation. By removing this brake, T cells were freed to attack cancer. This work led to the development and FDA approval of ipilimumab, a CTLA-4 mAb, for the treatment of unresectable or metastatic melanoma at a dose of 3 mg/kg in 2011 and in additional indications in subsequent years.

While anti-CTLA-4 therapies such as ipilimumab have demonstrated meaningful efficacy across a range of tumor types, autoimmune toxicities have significantly limited their use to date. Clinical trials have shown that 20% of ipilimumab-treated melanoma patients survive at least three years, and a subset survive for 10 years or longer. Ipilimumab remains one of the most impactful drugs for these patients; however, the number of patients who benefit from treatment with ipilimumab remains limited due to its toxicity. Investigation of dose-response in two third-party clinical trials of melanoma patients showed that higher doses of ipilimumab are likely to increase the proportion of patients who benefit; however, the increased dose also resulted in an unacceptable toxicity profile for most patients. In a Phase 2 trial of ipilimumab conducted by Bristol-Myers Squibb Company, a dose range of 0.3 mg/kg to 10 mg/kg was tested and efficacy was measured both by response rate and by clinical outcome. Both the response rate and median overall survival, or mOS, were higher at 10 mg/kg than at 3 mg/kg, with the 0.3 mg/kg dose determined as being ineffective. The rate of severe AEs was 25% at the 10 mg/kg dose, 7% at the 3 mg/kg dose and 0% at the ineffective dose of 0.3 mg/kg. Similarly, as shown in the table below, in a Phase 3 trial conducted by Bristol-Myers Squibb Company, mOS was higher at the 10 mg/kg dose but resulted in unacceptable toxicity for most patients. Therefore, we believe that achieving a three-fold increase in therapeutic index would be transformational.

High-Dose Ipilimumab Improved Survival but Resulted in Unacceptable Toxicity

		Adverse Events:
Dose (mg/kg)	mOS (mo)	Gr 3/4 irAEs / disconts. (%)
3	11.5	14 / 19
10	15.7	30 / 31

Ipilimumab has shown preliminary evidence of promising anti-tumor activity in a range of tumor types outside of its currently approved indications, but successful additional approvals have been limited due to its toxicity. For example, ipilimumab has been observed to be more active when combined with the anti-PD-1 antibody nivolumab. However, the combination of ipilimumab and nivolumab has been shown to cause a greatly increased rate of immune-related toxicity when compared to treatment with either ipilimumab or nivolumab as a monotherapy. Clinical results from patients who express high-affinity FcγR polymorphisms have shown improved responses to ipilimumab, but efforts to improve the potency of the antibody have been limited by perceived toxicity risk. There remains a critical need to develop safe and effective forms of anti-CTLA-4 mAbs that can achieve efficacious doses within the TME.

Our solution: XTX101

XTX101 is a tumor-selective anti-CTLA-4 mAb that is designed to improve upon the therapeutic index of existing anti-CTLA-4 therapies by overcoming potency and tolerability limitations. Our goal is to demonstrate an improved safety profile enabling higher anti-CTLA-4 exposure in the tumor that will result in increased efficacy. In preclinical studies, we have observed the following tolerability and activity profile of XTX-101:

●	improved in vivo potency and the intra-tumoral pharmacodynamic, or PD, effects of XTX101 are consistent with the improved potency being a result of the higher affinity binding to the target CTLA-4 and enhanced IgG1-Fc effector function, which further improves checkpoint inhibition and enhances antibody-dependent cellular cytotoxicity to deplete immune-suppressive regulatory T cells, or Tregs, in the TME;
●	reduced peripheral immune activity due to masking of the CDR sequences; and
●	activation by protease-dependent release of the masks, which acts selectively in the TME and minimizes toxicity associated with systemic immune activation.

XTX101 is designed to enhance the desirable features of an anti-CTLA-4 antibody while limiting known limitations of anti-CTLA-4 antibodies due to toxicity. We expect this combination of features to result in an increased therapeutic index.

Overview of preclinical studies and data

We have examined XTX101 in several preclinical and IND-enabling studies that we believe have demonstrated the potential for XTX101 to have an enhanced activity and an improved tolerability profile compared to ipilimumab. As summarized below, we believe that these studies collectively provide preclinical POC with an improved therapeutic index due to TME-dependent activation of XTX101 that, if replicated in clinical trials, could result in significant benefits to patients with a variety of different solid tumors.

●	XTX101 showed tight control and full reliance on MMP activity for binding to CTLA-4 in an in vitro study using a sensitive surface plasmon residence, or SPR, assay.
●	XTX101 was activated by human tumors in a study of 82 tumor biopsies across a variety of solid tumors that demonstrated 67% overall activation.
●	XTX101 demonstrated activity similar to an ipilimumab analog in in vivo mouse models of bladder cancer tumor growth. XTX101 dosed at 0.3 mg/kg and 1.0 mg/kg resulted in 2/8 CRs and 5/8 CRs, respectively.
●	In the same mouse study, we observed that XTX101 induced an increase in CD8+ T cells within the tumor and a decrease in Tregs in the tumor, without increasing CD4+ T cells in the blood. The ipilimumab analog had less activity than XTX101 in the tumor but did show an increase in CD4+ T cells in the blood.
●	In a separate mouse study, the combination of XTX101 and an anti-PD-1 antibody showed robust tumor growth inhibition in excess of either drug as a monotherapy, with minimal systemic toxicity.

We observed the dependency of XTX101 on proteolytic cleavage to achieve binding using an SPR assay, which measures on-rate and off-rate of antibody binding to the target protein, allowing an accurate assessment of binding. The data demonstrate tight control and full reliance on MMP activity for binding of XTX101 to CTLA-4. The figure below shows protease-dependent activation of XTX101 in vitro using a biophysical assay. The left panel shows the binding of non-masked anti-CTLA-4 mAb, XTX100, to CTLA-4 coated on the SPR chip. Binding is indicated by a positive response measured in resonance units, or RUs. The middle panel shows minimal binding of unmasked anti-CTLA-4 mAb, XTX101, under the same conditions. The right panels show that treatment of masked XTX101 with MMPs restores binding to CTLA-4 in the SPR assay.

After Proteolytic Activation, Full Binding was Restored to XTX101

We further demonstrated the capacity of human tumors to activate XTX101 in a protease-dependent manner using fresh tumor biopsies obtained from human patients and assessing their ability to activate XTX101 and thus restore binding to CTLA-4. XTX101 activation was observed for all tumor types evaluated. The total number of tumors tested was 82, and overall, 67% demonstrated activation of XTX101. The proportion of tumors for each cancer indication that demonstrated protease-dependent activation of XTX101 was:

		Proportion
		(%)
		Demonstrating
		Protease-
		Dependent
		Activation of
Cancer Indication	n	XTX101
Colon	11	91%
Breast	4	75%
Melanoma	7	71%
Bladder	5	80%
NSCLC	9	67%
Liver	5	60%
Ovarian	11	64%
RCC	30	57%

In in vivo models of bladder cancer tumor growth, XTX101 showed activity superior to that of an ipilimumab analog. MB49 cells were inoculated subcutaneously into C57BL/6-huCTLA-4 mice. When tumors reached approximately 150 mm3, mice received a single intravenous, or IV, dose of each molecule at the doses indicated in the figure. These were 0.3 mg/kg or 1.0 mg/kg for XTX101 and 0.3 mg/kg, 1.0 mg/kg and 3.0 mg/kg for the ipilimumab analog, which we produced to conduct these studies. As shown in the figure below, we observed that XTX101 was more clinically active than the ipilimumab analog in the MB49 bladder cancer model. The left panel shows the effect of different doses of XTX101 on tumor growth, with two CRs achieved with a dose of 0.3 mg/kg and five CRs achieved with a dose of 1.0 mg/kg. The right panel shows the effect of different doses of the ipilimumab analog on tumor growth, with no CRs achieved with a dose of either 0.3 or 1.0 mg/kg. XTX101 exhibited superior tumor growth inhibition compared to the ipilimumab analog. A dose of 3 mg/kg of the ipilimumab analog was required to achieve similar activity and CR rate as XTX101 at 0.3 mg/kg, suggesting XTX101 has 10-fold higher potency than the ipilimumab analog.

Clinical Activity of XTX101 and Ipilimumab Analog in MB49 Tumor Mice

Further, as shown in the below figure, we observed that XTX101 induced an increase in CD8+ T cells within the tumor, as shown in the left panel, and a decrease in Tregs in the tumor, as shown in the middle panel. We observed that XTX101 did not promote an increase in CD4+ T cells in the blood even at 3 mg/kg despite achieving complete responses at 0.3 mg/kg, suggesting tumor-selective activity of XTX101. We further observed that the ipilimumab analog promoted an increase in CD4+ T cells in the blood at the 3 mg/kg dose required for efficient tumor growth inhibition in the blood, as shown in the right panel, demonstrating that the ipilimumab analog was active outside of the TME at doses required for activity.

XTX101 Demonstrated Tumor-Selective PD and Treg Depletion

The effect of the combination of XTX101 with anti-PD-1 antibody was evaluated in another preclinical study in which female C57BL/6-huCTLA4 mice, were implanted subcutaneously with MC38 cells. When the tumors reached approximately 150 mm3 on day zero, the mice were intravenously administered 10mg/kg isotype control antibody, 0.3 mg/kg of XTX101 or 10mg/kg anti-PD-1.

As shown in the figure and table below, XTX101 and the anti-PD-1 antibody each showed limited activity as a monotherapy. However, the combination of XTX101 with the anti-PD-1 antibody showed robust tumor growth inhibition of 82%, including two out of eight animals achieving a CR. Minimal toxicity was observed in animals treated with either monotherapy or the combination, suggesting that XTX101 can be effectively combined with an anti-PD-1 antibody without enhanced toxicity.

Single Dose Combination of XTX101 with anti-muPD-1 Enhanced Tumor

Growth Inhibition with No Impact on Body Weight

				XTX101
	Isotype Control	XTX101 0.3 mg/kg	Anti-PD‑1 10 mg/kg	0.3 mg/kg + anti-PD‑1
% TGI Day 14	N/A	34	40	82
P values	N/A	0.022	0.11	0.0003
Complete responses	0/8	0/8	0/8	2/8

In GLP toxicology studies completed in NHPs, XTX101 exhibited a highest non-severely toxic dose, or HNSTD, of 3 mg/kg in NHP supporting the targeted clinical dose for XTX101 in patients of 1-3 mg/kg. In addition, the half-life for XTX101 was 92 to 208 hours in single dose studies in NHPs, supporting the potential for dosing once every three weeks.

Clinical Development Plan

In September 2021, we initiated a Phase 1/2 trial to evaluate XTX101 in patients with advanced solid tumors, and enrollment is ongoing. The Phase 1 portion of the trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX101 with the goal of establishing a RP2D for XTX101 both as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), an anti-PD-1. In addition, we intend to evaluate evidence of anti-CTLA-4 PD activity in tumors from patients treated with XTX101. To assess the anti-tumor PD effects, patients who have progressed on anti-PD-1/PD-L1 treatment but have not received prior ipilimumab will be treated with XTX101, then patients will have tumor biopsies to assess PD. We expect to present preliminary data for the monotherapy cohort for this trial in the middle of 2022 and preliminary data for the combination cohort for this trial in the second half of 2022. Based on the observed improved activity of XTX101 over current CTLA-4-directed therapeutics in preclinical studies, such as an ipilimumab analog, its higher affinity binding to the target CTLA-4 and enhanced Fc-driven effector function, we also plan to look for early signs of anti-tumor activity in this initial trial.

Finally, in the Phase 2 portion of the trial, we intend to evaluate XTX101 in combination with pembrolizumab in patients who have not previously been treated with an anti-PD-1/PD-L1. The objective is to show that XTX101 dosage is not limited by the dose-limiting toxicities observed with ipilimumab when ipilimumab is given in combination with anti-PD-1 agents. Our planned registration-enabling program for XTX101 will require randomized trials in combination with an anti-PD-1 or anti-PD-L1. Given the significant size of the opportunity, including in melanoma, RCC, NSCLC and prostate cancer, and the trials required to fully develop XTX101, we plan to seek potential strategic collaboration opportunities to develop XTX101. The following illustrates the design of Phase 1 of our Phase 1/2 trial of XTX101:

XTX101 Phase 1 Trial to Establish POC with Monotherapy and Safety in Combination with anti-PD-1

Metastatic Melanoma Overview

Melanoma of the skin is the nineteenth most commonly occurring cancer in the United States with approximately 100,000 new cases and approximately 7,200 deaths projected in 2021. The rates of melanoma have been rising rapidly and treatment is a major driver of healthcare costs. Although the five-year survival rate from diagnosis for early melanoma is over 95%, this drops to approximately 25% for metastatic melanoma that has spread to distant sites. Despite the FDA approval of 12 new melanoma therapies since 2011, treatment options for patients with stage III and IV melanoma remains suboptimal. After surgical resection, adjuvant treatment with a targeted therapy or a checkpoint inhibitor may be initiated. For patients with metastatic disease, treatments that target PD-1 and CTLA-4 have grown to dominate the treatment landscape. In about 50% of patients with melanoma, the BRAF gene is mutated and a combination of a BRAF inhibitor and a MEK inhibitor—for example, dabrafenib plus trametinib—might be used; however, typically patients will ultimately receive I-O treatment. These new therapies have resulted in significant improvements of relapse-free survival in patients with melanoma, and in some cases, an improvement in overall survival is observed. However, many patients still relapse and suffer disease progression, indicating there is an urgent need for additional therapeutic options.

Melanoma has the strongest rationale for combining an anti-PD-1 with an anti-CTLA-4, as clinical trials have demonstrated the combination of nivolumab (an anti-PD-1 agent) and ipilimumab (an anti-CTLA-4 agent) demonstrated statistically significant improvements in overall response rate, or ORR, and a strong trend for improved survival compared to nivolumab monotherapy. Despite the strong efficacy data seen with the combination of an anti-PD-1 agent and an anti-CTLA-4 agent, monotherapy treatment with an anti-PD-1 remains a common standard of care in the treatment of melanoma patients due to the severe toxicity associated with combination treatment. Assuming a successful Phase 1 dose escalation trial for XTX101, we plan to pursue a clinical trial of XTX101 in combination with pembrolizumab in melanoma patients who have previously not been treated with an anti-PD-1 to demonstrate clinical proof-of-concept in this patient population.

Potential Future Indications

We intend to explore XTX101 in additional solid tumor indications for which ipilimumab has demonstrated meaningful activity. In addition to melanoma, ipilimumab has approved indications in RCC, NSCLC, MSI-high colorectal cancer and hepatocellular cancer. However, the toxicity of ipilimumab presents a key challenge to wider adoption. Prostate cancer and small cell lung cancer are additional potential indications for treatment with a novel anti-CTLA-4 therapy. Data from Phase 2 trials for ipilimumab showed promising data for treatment with an anti-CTLA-4 agent. While the Phase 3 trials for ipilimumab in these indications did not achieve their primary endpoints, data from these trials indicated the potential for treatment with an improved anti-CTLA-4 molecule.

Cytokine Programs

The major focus in our cytokine programs is the development of cytokines with exemplary clinical activity and tolerability. These programs include XTX202, our optimized IL-2 product candidate, XTX301, our optimized IL-12 product candidate, and XTX401, our optimized IL-15 product candidate.

XTX202, our tumor-selective IL-2 product candidate

XTX202 is a modified form of IL-2 that is masked with a protein domain to prevent binding activity until cleaved off by TME-associated proteases. In January 2022, we initiated a Phase 1/2 trial to evaluate XTX202 in patients with solid tumors, and enrollment is ongoing. The Phase 1 portion of the trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX202 with the goal of establishing a RP2D for XTX202 as a monotherapy in patients with advanced solid tumors. We expect to present preliminary Phase 1 data in the second half of 2022. Once we have established an RP2D, we plan to initiate Phase 2 trials evaluating XTX202 as monotherapy in patients with RCC and melanoma, and subject to the results of these trials, we anticipate initiating multiple registration-enabling clinical trials for XTX202 in combination with standard of care agents in a range of indications.

Background on IL-2

IL-2: Extensive clinical evidence of the promise and limitations of cytokines

As shown in the figure below, which is a Kaplan-Meier survival analysis, high-dose IL-2 resulted in long-term survival in a subset of patients who had achieved a CR. We believe that patients who develop a CR when treated with high-dose IL-2 are highly likely to achieve a long-term durable response or cure.

Survival of Patients Who Achieved a CR with High-Dose IL-2

Historical use of IL-2 in cancer has been accompanied by severe toxicity

The power of IL-2 is promising, but it has been greatly reduced due to toxicities. When administered locally, IL-2 has been shown to be clinically active and well-tolerated, shrinking local cancerous lesions and reducing malignant effusions. However, when administered systemically, treatment with IL-2 has been shown to induce severe toxicities, including vascular leak syndrome, or VLS, myocardial infarction, or heart attack, acute renal failure and immune-mediated neuropathy. This toxicity profile greatly limits its current use.

In order to localize IL-2, many groups have tried linking IL-2 to tumor-targeting mAbs, creating fusion proteins. These fusion proteins can accumulate in a tumor and create locally high IL-2 concentrations. However, the use of cytokine fusion proteins has not prevented systemic toxicity because the long circulating half-life of antibody fusions and unexpected cleavage of IL-2 from the antibody domain has contributed to high systemic IL-2 levels in some cases.

The toxicities associated with early IL-2 therapies, such as aldesleukin, are hypothesized to be associated in part with binding and signaling through the high affinity αβγ IL-2-receptor on immune cells or vascular endothelial cells. In addition, the αβγ IL-2-receptor is expressed at high levels on Tregs, which act to inhibit the immune response, whereas the intermediate affinity βγ IL-2 receptor is expressed on cells that promote immune response including CD8+ T cells and natural killer, or NK, cells.

Modeling of IL-2 activity in preclinical animal tumor models and evaluation of dosage and dose-frequency data from patients has suggested that IL-2 has a steep dose-activity curve, with reduced exposure impacting both efficacy and toxicity. IL-2 anti-tumor activity and toxicity are both dependent on the amount of IL-2 administered. Therefore, in order to provide the greatest benefit to patients, the goal is to engineer a form of IL-2 that can minimize systemic effects while harnessing and directing activity to the TME.

Rationale for non-alpha IL-2

The application of cytokines to treat cancer fits with the role these signaling molecules have evolved to play in the body. Many key cytokines, including IL-2, regulate the immune system, and it is now recognized that there are immune stimulatory cytokines, immune suppressive cytokines and cytokines that have multiple activities on different target cell types. IL-2 is a master regulator of immune responses and has been investigated extensively as a potential anti-cancer immunotherapy. IL-2 supports the function, survival and proliferation of T cells, including the subset of T cells known as CD8+ T cells that are most closely linked to anti-tumor immunity.

As shown in the figure below, the activities of IL-2 are driven by two classes of receptor complexes, the high-affinity αβγ receptor that contains three subunits and the intermediate-affinity βγ receptor that lacks the α-chain, a receptor known as CD25. The receptor complexes are differentially expressed on different cell types. The immune activating CD8+ T cells and NK cells primarily express βγ, and Tregs express the αβγ receptor. A wild-type IL-2 binds preferentially to the αβγ receptor and therefore strongly stimulates Tregs, thus limiting the immune activating effect of wild-type IL-2. Moreover, the presence of the high affinity αβγ receptor on Tregs allows these cells to act as scavengers of wild-type IL-2 and reduce the availability of wild-type IL-2 for stimulation of CD8+ or NK cells. By contrast, non-α IL-2 does not bind to the α receptor component of the αβγ complex and therefore binds equally to CD8+, NK and Treg cells. This shifts the balance of activity for non-α IL-2 away from Tregs and allows more effective activation of CD8+ and NK cells. In addition, non-α IL-2 is not subject to scavenging by Tregs since it does not bind to the αβγ high affinity receptor and only binds to the intermediate affinity βγ receptor. By not being subject to scavenging by Tregs, the levels of non-α IL-2 are not reduced. Therefore, non-α IL-2 is available at higher concentrations to activate signaling through the βγ receptor on CD8+ and NK cells. As a result, non-α IL-2 is expected to be more effective at promoting anti-tumor immune response and thus inhibiting tumor growth than a wild-type IL-2.

Avoiding IL-2 Receptor α Reduces Immune Suppression and Supports Immune Activation

Our preclinical data have demonstrated that non-α IL-2 achieved at least the same degree of tumor growth inhibition in mice as a wild-type IL-2, as shown in the figure below. We compared the ability of non-α IL-2 and wild-type IL-2 to inhibit the growth of established MC38 colon cancer tumors in mice. Mice received 2 mg/kg of either non-α IL-2 or wild-type IL-2 three times per week and equivalent levels of tumor growth control were achieved. Notably, this preclinical study compared non-masked versions of wild-type IL-2 and non-α IL-2, which resulted in mortality for a subset of mice after the sixth day in both groups. In addition to these preclinical data, recent results from a third party’s clinical trial showed objective responses in patients dosed with a systemic non-α IL-2 molecule.

Similar Tumor Growth Inhibition for Wild Type and Non-Alpha IL-2 in Mice with MC38 Colon Cancer

Our Solution: XTX202

The critical challenge in the development of IL-2 therapeutics is to improve patient tolerability without reducing efficacy. Deploying the key structural components of our GPS platform, we have designed XTX202 with three key features designed to overcome this: (1) avoidance of binding to CD25, the IL-2α receptor subunit, in order to reduce the activation of Treg cells that inhibit immune response, while maintaining effective activation of CD8+ and NK cells that promote an anti-tumor immune response; (2) overcoming the short circulating half-life of the native cytokine using the half-life extension domain; and (3) a removable protease-cleavable protein mask that prevents XTX202 from binding and signaling until the mask is removed by the MMPs that are preferentially active within the TME.

These key features are intended to ensure that XTX202 is released and activated preferentially within the TME, where it has been designed to bind to lymphocytes. In the TME, XTX202 is designed to be unmasked and to bind to the IL-2 βγ receptors that are abundantly expressed on CD8+ T effector cells and NK cells, activating these cells. Locally activated T cells and NK cells have potent anti-tumor cytotoxic activity. The unmasked XTX202 is then rapidly internalized by these lymphocytes, shortening the systemic half-life of the unmasked molecule.

Overview of preclinical studies and data

We have undertaken extensive preclinical studies to demonstrate the two key characteristics of XTX202: (1) anti-tumor activity and (2) minimal or no evidence of systemic toxicity. In order to assess this, we compared XTX202 to both aldesleukin and a non-masked version of the molecule, which we refer to as XTX200, a non-α IL-2 with the same half-life extension domain feature but no mask to block IL-2 function systemically. XTX200 also serves as a surrogate for other non-α IL-2 molecules currently being investigated by others. This was done to assess the activity of our masking technology and compare XTX202 against high-dose IL-2. We believe that these studies collectively provide preclinical POC with an improved therapeutic index due to TME-dependent activation of XTX202 that, if replicated in clinical trials, could result in significant benefits to patients with a variety of cancer types. The key findings of our XTX202 preclinical studies are as follows:

●	XTX202 did not signal through the IL-2 receptor when masked, and MMP activation of XTX202 restored full potency of IL-2 signaling in in vitro assays illustrating the tight, protease-dependent control of IL-2 activity conferred by XTX202;
●	XTX202 activated an immune response in the tumor but not in peripheral organs, demonstrating geographically selective tumor PD activity in vivo in mice;
●	XTX202 matched the tumor growth inhibition activity of XTX200 and aldesleukin, without activation of immune response outside of the TME, thereby avoiding the systemic toxicity (VLS and enlargement of the spleen, or splenomegaly), body weight loss and mortality in mice that were associated with the doses of XTX200 or aldesleukin required for tumor growth inhibition;
●	XTX202 was well-tolerated in NHPs with no evidence of systemic immune activation outside of the tumor or VLS, whereas XTX200 induced both; and
●	XTX202 exhibited a half-life of greater than one week in NHPs, compared to a half-life of less than 0.5 days for XTX200. Based on these data, we believe that circulating levels of masked XTX202 can be achieved with clinically meaningful concentrations of activated (unmasked) XTX202 within tumors and that any unmasked cytokine of XTX202 that reaches the systemic circulation will be rapidly cleared with minimal systemic AEs.

We evaluated the masking feature in XTX202 using a sensitive, in vitro assay that measures IL-2 activity. In our study, we monitored the IL-2 dependent activation of the JAK-STAT pathway, a chain of interactions between proteins in a cell involved in immunity, using HEK-Blue IL-2 reporter cells that expressed IL-2Rαβγ, JAK and STAT genes. Avoiding activation, or phosphorylation, of STAT5, called pSTAT5, would suggest potential for reduced systemic toxicity. In our study, pSTAT5 activity is expressed as absorbance at 625 nanometers. As shown in the figure below, reporter cells were incubated with recombinant human IL-2, or rhIL-2, XTX202, or XTX202 that was incubated with an MMP. Both the positive control rhIL-2 and MMP-treated XTX202 activated the reporter cell line at a dose of 50 pM and induced pSTAT5 activity. Conversely, XTX202 induced minimal pSTAT5 activity at 57 pM. Based on these data, we concluded that masked XTX202 did not signal through IL-2 receptor and that MMP activation of XTX202 restored full potency of IL-2 signaling.

XTX202 Provided Tight, Protease-Dependent Control of IL-2 Activity

We then used syngeneic mouse tumor models to evaluate the activity of XTX202 in vivo. In these mouse tumor models, we observed tumor-selective PD effects of XTX202 and robust monotherapy activity against established tumors. Importantly, these experiments were conducted with the XTX202 and not mouse surrogates.

We examined established B16F10 melanoma tumors for PD evidence of XTX202 activity and compared the results to activity seen systemically. These data were compared to the non-masked control XTX200 and the vehicle-treated negative controls. Animals received 10 mg/kg of XTX202 or 0.36 mg/kg of XTX200, the non-masked control, on day zero and day three.

The presence of CD8+ T cells was used as a measure of immune activation. The figure below depicts activity in B16F10 melanoma tumors on the left and in the spleen, a peripheral immune organ, on the right. We observed that both XTX202 and XTX200 induced an increase in CD8+ T cells in the tumor compared to vehicle control, while, in the spleen, expansion observed following XTX202 was limited compared to non-masked XTX200, which induced a significant expansion of splenic CD8+ T cells.

XTX202 Tumor Selectivity in B16F10 Tumor Mice

In a separate experiment, we compared the ability of XTX202, XTX200 and aldesleukin to inhibit growth of established MC38 colon cancer tumors in mice. Prior experiments had demonstrated that 0.5 mg/kg of XTX200 dosed once every three days, or Q3D, and 3 mg/kg of aldesleukin dosed twice per day, or BID, for five days were the maximum tolerated doses, or MTDs, in mice for these molecules. Previous experiments had also demonstrated that XTX202 was well-tolerated in mice at doses up to at least 25 mg/kg dosed Q3D, with reversible, mild decrease in body weight and no mortality, and no decrease in body weight at 10 mg/kg. In this study, on day zero, animals received 10 mg/kg of XTX202, a well-tolerated dose for this molecule, or XTX200 at an MTD of 0.5 mg/kg on day zero and day three, or aldesleukin at an MTD dose of 3 mg/kg BID on days zero through four. As shown in the below figure, on day 5 post-dose, a well-tolerated dose of XTX202 demonstrated comparable activity to aldesleukin or non-masked IL-2 at their MTDs.

XTX202 Tumor Growth Inhibition Was Comparable to Non-Masked Control XTX200 and Aldesleukin

We also conducted a preclinical study in a second syngeneic tumor model, using mice bearing established MB49 bladder cancer tumors. On day zero, mice received 2 mg/kg of XTX202, or 0.4 mg/kg of systemically active non-masked XTX200 every two days. Aldesleukin was given twice daily at 3 mg/kg for three days. As a result of the removal of one mouse from a study cohort due to mortality or unacceptable body weight loss, the tumor progression curve for that cohort has been censored. As shown in the left panel in the figure below, a well-tolerated dose of 2 mg/kg of XTX202 achieved similar activity to the non-masked IL-2 at its MTD of 0.4 mg/kg. As shown in the right panel, XTX202 at 2 mg/kg had no observed effect on weight gain compared to animals that received vehicle control. By contrast, 0.4 mg/kg of the non-masked molecule led to significant weight loss. The dose of aldesleukin required to match XTX202 activity was not tolerated in this study and resulted in animal mortality by day five. The tumor growth inhibition observed with the 2 mg/kg dose of XTX202 was comparable to the activity of the non-masked engineered IL-2 surrogate at its MTD, but body weight loss and mortality were seen in the aldesleukin group and activity could not be determined effectively.

Effects of XTX202 on Tumor Growth Inhibition and Body Weight in MB49 Tumor Mice

In the same MB49 tumor study, in animals in which effective tumor growth inhibition was observed, blood samples were collected on day five from all surviving animals. These samples were evaluated for changes in immune cell populations in the blood by fluorescent activated cell sorting. XTX202 did not cause an increase in circulating CD8+ T cells, NK cells or Tregs. In contrast, XTX200 caused an increase in circulating CD8+ and NK cells, but no effect on Tregs, and aldesleukin had variable but stimulatory effects on all three cell types.

XTX202 Did Not Affect Immune Cells in the Periphery

These preclinical data collectively support the hypothesis that the activity of XTX202 is limited to the TME. The lack of expansion of the CD8+ T cell, NK cell or Treg cell populations in the peripheral blood suggest that XTX202 achieved tumor growth inhibition while exhibiting no evidence of activity outside of the TME. By contrast, the non-masked molecule XTX200 and aldesleukin both showed significant increases in immune cell populations in the blood, demonstrating that these molecules are both active outside of the TME. This conclusion was further supported by measurements of animal health in the bladder cancer tumor model.

As shown in the figure below, we did not observe XTX202 to induce splenomegaly, while significant increases in spleen size were observed in animals treated with either XTX200 or aldesleukin. Similarly, XTX202 did not lead to VLS in treated mice as demonstrated by the lack of pulmonary edema, shown in the right panel. By contrast, XTX200 or aldesleukin administration resulted in vascular leak and pulmonary edema.

Splenomegaly and Pulmonary Edema Observed in Mice with

Aldesleukin and Non-Masked XTX200, But Not with XTX202

Tolerability of XTX202 and XTX200 was also evaluated in NHP studies. All animals were administered a single IV infusion of either XTX200 at 0.73 mg/kg or a masked analog of XTX202 at 1.0 mg/kg. Peripheral lymphocyte counts and serum albumin levels were monitored for four weeks post-administration. The data show that at a molar equivalent dose, the masked molecule does not result in lymphocytosis or hypoalbunemia that is induced by the unmasked version of the same non-alpha molecule (XTX200).

XTX202 Overcame Toxicity of Non-Masked XTX200 in NHPs

XTX202 was evaluated in a repeat-dose GLP toxicology study in NHPs. The study evaluated vehicle and 1, 10 and 25 mg/kg doses of XTX202 given once weekly intravenously. As shown in the figure below, we observed dose dependent lymphocyte expansion following administration of XTX202, with the 1 mg/kg group showing no systemic expansion. These results were further supported by analysis of circulating albumin a decrease in serum albumin levels is an indication of VLS. Serum albumin remained within the normal range for the 1 mg/kg and 10 mg/kg dosing groups, indicating no systematic expansion occurred and demonstrating minimal or no systemic toxicity for XTX202 in those dosing groups. The results from this repeat-dose GLP toxicology study in NHPs demonstrated that XTX202 was well-tolerated with the highest non-severely toxic dose, or HNSTD, equal to 10 mg/kg when administered once per week for four weeks.

XTX202 Toxicology in a GLP NHP Study Demonstrated Favorable Tolerability

The circulating half-life and PK properties of masked XTX202 and non-masked control cytokine were evaluated in a preliminary NHP study. Drug levels were measured with a custom enzyme-linked immunosorbent assay following a single IV infusion of 1 mg/kg of XTX202 or the molar equivalent of XTX200 at 0.7 mg/kg. PK parameters were calculated using a non-compartmental analysis. As shown in the table below, XTX202 exhibited a half-life of 5.3 days, whereas the half-life of the non-masked XTX200 was shorter at 1 day. The half-life extension moiety and the decrease in target-mediated disposition due to masking of IL-2 result in the longer half-life of XTX202. These data support starting with a dosing schedule of intravenous administration once every three weeks.

Measured PK Parameters in Single Dose NHP Study

	Half Life	Cmax	AUCinf
	(Days)	(ug/mL)	(hr*ug/mL)
XTX202 (masked at 1 mg/kg)	5.3	28.7	1,270
XTX200 (unmasked at 0.73 mg/kg)	1.0	16.7	423

Based on these data, we believe that circulating levels of masked XTX202 can be achieved with clinically meaningful concentrations of activated (unmasked) XTX202 within tumors and that any unmasked cytokine of XTX202 that reaches systemic circulation will be rapidly cleared with no systemic AEs.

We believe that our preclinical data support clinical development of XTX202 for the treatment of a range of cancer indications. In head-to-head preclinical tumor model studies, XTX202 achieved activity with 2-10mg/kg dosed Q3D comparable to aldesleukin at 3 mg/kg dosed BID. XTX202 was well-tolerated up to 10 mg/kg repeated administration over four weeks in NHPs, whereas the published MTD for aldesleukin in NHPs is 25 ug/kg daily for 28 days. Therefore, in our preclinical studies, XTX202 demonstrated a calculated improvement in overall therapeutic index compared to aldesleukin. While there can be no assurances that these results will be replicated in clinical trials, we believe these preclinical data demonstrate XTX202 has the potential to deliver high concentrations of IL-2 selectively to the tumor while minimizing peripheral toxicity. We expect this to allow dose-escalation to achieve intra-tumor cytokine levels high enough to induce local T cell and NK cell activation, proliferation and anti-tumor cytotoxicity.

Clinical Development Plan

In January 2022, we initiated a Phase 1/2 trial to evaluate XTX202 in patients with solid tumors, and enrollment is ongoing. The Phase 1 portion of the trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX202 with the goal of establishing a RP2D for XTX202 as a monotherapy in patients with advanced solid tumors. We expect to present preliminary Phase 1 data in the second half of 2022. We aim to establish safety POC by showing XTX202 has the ability to achieve target exposure at or below the RP2D without leading to significant AEs in patients. An additional objective is to show efficacy POC with anti-tumor activity at the RP2D by evaluating intra-tumor PD activity for evidence of IL-2 activity in the tumor. Assuming we successfully complete the Phase 1 trial and determine the RP2D for XTX202, we plan to initiate Phase 2 expansion cohorts with XTX202 monotherapy to determine the objective response rate, including CRs, in RCC and melanoma patients who previously received an anti-PD-1 treatment regimen. Subject to the response rate observed in the POC phase and discussions with regulatory authorities, we plan to initiate non-randomized monotherapy trials with the potential for accelerated approval. In addition, we plan to initiate one or more additional Phase 1 trials aimed at demonstrating that we can combine XTX202 with other agents such as anti-PD-1 agents or tyrosine kinase inhibitors, or TKIs, which are small molecules that are designed to inhibit the activation of enzymes called tyrosine kinases that are drivers of certain cancers and proliferative disorders. If we are able to generate objective responses in patients with RCC or melanoma, we plan to initiate registration-enabling clinical trials in the indication or indications relevant to these patients. Beyond RCC and melanoma, we also plan to explore the potential of XTX202 in other solid tumor indications. The figure below shows our Phase 1/2 trial design for XTX202 in RCC, melanoma and other indications to evaluate its activity as both a monotherapy and in combination with other agents.

XTX202: Phase 1/2 Trial Designed to Establish POC with Potential to Trigger Accelerated Approval Cohort for Monotherapy

RCC Overview

RCC accounts for 2% of global cancer diagnoses and deaths annually, and the global incidence is increasing. Most cases of RCC are discovered incidentally on imaging, and approximately one-third of cases are advanced or metastatic at the time of diagnosis. Survival is highly dependent on the stage at diagnosis, with metastatic disease having a five-year survival rate of only 12%. RCC is the ninth most common cancer in the United States, with approximately 74,000 new cases and approximately 15,000 deaths projected in 2020. The landscape of therapeutic options has rapidly evolved such that the treatment goal, even in the metastatic setting, is to cure patients or ensure their long-term survival. Systemic frontline therapy options now include combinations of checkpoint inhibitors and TKIs such as pembrolizumab and axitinib, nivolumab and ipilimumab, and avelumab and axitinib. Despite these recent approvals, there remains a pressing need to identify new therapeutic targets and effective treatments since the substantial majority of patients continue to experience relapses and progression and ultimately succumb to their cancer. As a result, cures are not commonly achieved, as in the example of pembrolizumab combined with vascular endothelial growth factor receptor-targeted TKI. As shown in the figure below, most patients with metastatic RCC will eventually relapse even after treatment with sunitinib or pembrolizumab and axitinib as the median time to progression-free survival, or PFS, is 11.1 months and 15.1 months, respectively.

Pembrolizumab+Axitinib Improved Overall Survival in Metastatic RCC,

but Most Patients Still Relapsed Within 18 Months

In contrast to the TKI and anti-PD-1 combination shown above, IL-2-directed therapy offers the opportunity for durable responses and cures, as was seen in the historical aldesleukin treatment data. Only 15% of RCC patients treated with high-dose IL-2 obtained an objective response but approximately half of these, or 7% of all patients treated, achieved a CR. The unique feature of high-dose IL-2 is that approximately 90% of patients with RCC who achieved a CR remained permanently disease-free and off-treatment.

Assuming a successful Phase 1 dose escalation trial and identification of a RP2D, we plan to pursue a rapid Phase 2 POC clinical trial in RCC, an indication in which recombinant IL-2 produces positive clinical responses, but in which its use is limited due to toxicity. We believe XTX202’s characteristics can overcome these limitations and address the unmet need in RCC.

Treatment of Metastatic Melanoma with IL-2 Agents

In clinical trials evaluating recombinant IL-2 for the treatment of metastatic melanoma, recombinant IL-2 produced an ORR of 16% and produced CRs and functional cures in 6% of patients. However, use of recombinant IL-2 has been limited by dose-limiting toxicities.

While treatments that target PD-1 and CTLA-4 have grown to dominate the metastatic melanoma treatment landscape, many patients do not respond, and relapses are common, with a five-year survival rate of around 50% in metastatic melanoma. We believe that a safe and effective form of IL-2 may improve initial response rates and clinical outcomes when added to checkpoint inhibitor therapy and may maintain responses in patients with melanoma who have relapsed from checkpoint inhibitor treatment. Importantly, high-dose IL-2 has shown a response rate, including CRs in patients with melanoma despite those patients having progressed on prior treatment with an anti-PD-1 showing the potential for IL-2 mechanism of action-based efficacy in patients who have previously been treated with an anti-PD-1.

Similar to our development plan for RCC, assuming a successful Phase 1 dose escalation trial, we plan to rapidly pursue a Phase 2 POC clinical trial in melanoma, where recombinant IL-2 has demonstrated clinical responses but has been historically limited due to toxicity. Our clinical development plan includes the evaluation of patients with melanoma who have previously been treated with an anti-PD-1/PD-L1 to demonstrate clinical POC.

Potential Future Indications

Beyond RCC and melanoma, we intend to explore XTX202 in additional solid tumor indications for which there is a significant unmet medical need, and for which IL-2 has previously demonstrated utility. These indications may include NSCLC, head and neck squamous cell cancer, or HNSCC, bladder cancer and ovarian cancer.

Aldesleukin has been studied in a broad range of tumor types. Dose-limiting toxicities have prevented most patients with cancer from receiving the high doses necessary for systemic efficacy. Multiple clinical trials have evaluated IL-2 where local treatment is possible. In these trials, IL-2 has induced objective responses in patients with ovarian cancer when administered in the peritoneum, in patients with bladder cancer when administered directly into the bladder and in patients with NSCLC and mesothelioma when administered into the pleural cavity. In patients with resectable HNSCC, perioperative administration of IL-2 into the lymph nodes near the tumor resulted in increased survival in a randomized trial. These data provide POC that multiple tumor types are likely sensitive to IL-2 if high levels of exposure can be obtained.

XTX301, our half-life extended, tumor-selective IL-12 therapeutic

XTX301 is an engineered form of IL-12 that is masked with a protein domain to prevent binding activity until cleaved off by TME-associated proteases. In preclinical studies, we observed that XTX301 was activated in a protease-dependent manner, including in preclinical studies using human tumor samples ex vivo showing XTX301 was able to cleave the masking domain. XTX301 is currently in IND-enabling studies, and we plan to submit an IND to the FDA in the second half of 2022 for evaluation in patients with solid tumors.

Background on IL-12

IL-12 is a potent, pro-inflammatory cytokine produced by antigen-presenting cells such as dendritic cells, macrophages and B cells. IL-12 has two subunits, p35 and p40, that together form a heterodimer protein. IL-12 is a key cytokine in the body’s response to pathogen infection, sending a signal to T cells, among others. IL-12 interacts with diverse immune cells, including CD4+ T cells, CD8+ T cells, NK cells, monocytes and macrophages. IL-12’s broad range of pro-inflammatory functions suggests that it could potentially be highly potent in controlling anti-cancer immunity. IL-12 has been shown in preclinical studies to induce robust anti-tumor effects against many types of malignancies and it has been tested against multiple human cancers in clinical trials. Recombinant human IL-12 has been evaluated in clinical trials, and anti-tumor efficacy was observed in a small number of patients across a range of tumor types.

Unfortunately, systemic IL-12 therapy has historically caused severe AEs in patients with cancer. Life-threatening liver damage, called hepatotoxicity, was identified during the early development of previous IL-12 therapies, which severely limited the dose of IL-12 that could be administered, and further trials to evaluate efficacy were therefore conducted at sub-optimal doses due to the toxicity. In an early Phase 2 trial of recombinant IL-12, the MTD of 0.5 μg/kg per day caused severe side effects in 70% of patients, or 12 of 17 patients, of whom two died from gastrointestinal bleeding and multi-organ failure, respectively. The severe toxicities indicated that recombinant IL-12 could not be used systemically due to rapid increases in the cytokines IFN-γ, TNF-α and IL-6 that caused a cytokine storm syndrome characterized by systemic inflammation, multi-organ dysfunction and immune cytopenias. Efforts to overcome these systemic liabilities include alternate drug delivery approaches such as intra-tumoral administration of IL-12 encoding DNA vaccines or administration of oncolytic viruses expressing IL-12. Despite activity in individual lesions, cancer is a systemic disease that cannot be cured with local therapy once it has reached an advanced stage. Therefore, to unleash the potential for IL-12 in the majority of patients with advanced or metastatic cancer, an IL-12 that can be administered systemically but act locally at the tumor site is needed.

The failure of systemic IL-12 to induce meaningful anti-tumor efficacy is generally attributed to tolerability, which limits the dose and, as a result, the ability to reach therapeutic concentrations within the TME. Therefore, maximizing the amount of IL-12 that reaches the tumor, while minimizing exposure of non-tumor tissue, may be critical for a safe and effective anti-tumor response. Tumor-selective activity is therefore a desirable therapeutic profile.

Our solution: XTX301

Our goal for our IL-12 program is to create a tumor-selective, extended half-life IL-12 therapeutic with minimal peripheral effects. We are using our GPS platform and proprietary approach to achieve systemic delivery of tumor-selective IL-12, which we believe would have potential as a monotherapy and in combination with other therapies.

The design of our masked IL-12 cytokine molecule is closely related to that of our masked IL-2 cytokine molecule, which illustrates the flexibility and robustness of our cytokine engineering approach. The masking domain is designed to prevent binding to the cell-surface IL-12 receptor, unless the linker containing the protease site is cleaved by proteases preferentially active in the TME. The half-life extension domain is designed to overcome the short circulating half-life of the native cytokine and the overall molecule is designed to enhance the efficiency of manufacturing.

Overview of preclinical studies and data

We have observed tumor-selective activity of XTX301 in mouse models after systemic administration. Anti-tumor activity was observed in syngeneic mouse models using murinized surrogate molecules. In order to achieve anti-tumor activity in vivo, we designed XTX301 to optimize its circulating half-life while maintaining masking so that little or no activity was observed in non-tumor tissue. We observed minimal effects outside the tumor in mouse models. In a preliminary repeat-dose NHP study, XTX301 was observed to be well-tolerated at doses at least 50-fold higher than a non-masked human IL-12 control.

As shown in the figure below, XTX301 did not signal through IL-12 receptors when masked, and MMP activation of XTX301 restored full potency of IL-12 signaling. Reporter cells that express the IL-12 receptors were incubated with recombinant IL-12, XTX301 alone or XTX301 that was incubated with an MMP. We observed that both the positive control rhIL-2 and MMP-treated XTX301 activated the reporter cell line and induced phosphorylation of STAT4. XTX301 induced minimal phospho-STAT4 activity. The effective masking and protease-dependent activity of XTX301 was further confirmed in human primary peripheral mononuclear cells.

XTX301 Provided Tight, Protease-Dependent Control of IL-12 Activity

In preclinical models with mXTX301, a mouse surrogate for XTX301, tumor growth inhibition was observed in melanoma and bladder cancer models without adverse events. Mouse studies were conducted with a surrogate for XTX301 that included mouse sequences for IL-12 and the masking domain in place of the human sequences present in XTX301 but had the same half-life extension domain and protease linker. A mouse surrogate was used as human IL-12 does not activate mouse IL-12 receptors. Mice bearing established tumors received a single dose of 0.38 mg/kg of the non-masked mouse IL-12 cytokine or 0.5 mg/kg or 3.0 mg/kg of mXTX301, and tumor growth was measured over time.

As shown in the figure below, we observed that mXTX301 controlled MC38 tumor growth at a tolerable single dose of 0.5 mg/kg or 3 mg/kg compared to the vehicle control. mXTX301 achieved tumor regressions in a subset of the animals dosed. Similarly, we observed that the non-masked IL-12 control resulted in tumor growth inhibition. However, a tolerated dose of the non-masked control was not established in this study, and the dose required for tumor growth inhibition resulted in animal mortality by day six. These data suggest that mXTX301 is highly active and can achieve tumor regressions in mice at a tolerable dose. In vivo activity was further confirmed in additional syngeneic mouse tumor models, including MB49 and B16F10.

Mouse Surrogate Masked IL-12, mXTX301, is Active and Well-Tolerated In Vivo

We also evaluated pharmacodynamic effects of mXTX301 treatment in syngeneic mouse tumor models. Animals with established MC38 or B16F10 tumors were treated with either vehicle, 0.5 mg/kg mXTX301 or 0.38 mg/kg non-masked control (mXTX300). Treatment with mXTX301 resulted in intra-tumoral induction of IFNg in B16F10 and MC38 tumor bearing mice with low peripheral exposure. In contrast, treatment with the non-masked control molecule, mXTX300, resulted in significant amounts of peripheral interferon gamma detected in plasma.

Mouse Surrogate Masked IL-12, mXTX301, Elicits Pharmacodynamic Effects in Tumors

and Exhibits Effective Peripheral Masking in Mouse Models

In NHPs, XTX301 and XTX300 (unmasked) were dosed once weekly intravenously for four doses. XTX301 was dosed at 3 mg/kg for the first dose and then dropped to 1.5 mg/kg for the subsequent three doses. XTX301 showed minimal systemic activity and was observed to be well-tolerated at doses up to 1.5 mg/kg. The XTX301 dose was at least 50-fold higher than the MTD of XTX300, which was less than 0.03 mg/kg in this preclinical study. As shown in the figures below, in NHPs, the non-masked control demonstrated peripheral activation of CD8+ T cells and NK cells, whereas XTX301 was similar to vehicle with minimal activation of CD8+ T cells and NK cells.

Current Status and Clinical Development Plan

Based on these data, we are currently advancing XTX301 through IND-enabling studies including cell line development and manufacturing, and a non-clinical toxicology program to support our planned IND submission and progression into clinical development. We plan to submit an IND to the FDA in the second half of 2022 for evaluation in patients with solid tumors. Our clinical development plan for XTX301 will focus initially on monotherapy dose-escalation in patients with solid tumors. Following an assessment of anti-tumor effect as a monotherapy in selected tumor types, we also plan to explore the potential to combine XTX301 with other agents prior to initiation of registration-enabling clinical trials.

XTX401, our half-life extended, tumor-selective IL-15 therapeutic

XTX401 is a modified form of IL-15 that is masked with a protein domain designed to prevent binding activity until cleaved off by TME-associated proteases. In preclinical studies, we observed that XTX401 was activated in a protease-dependent manner, including in preclinical studies using human tumor samples ex vivo showing XTX401 was able to cleave the masking domain, clinically active and well-tolerated. XTX401 is currently in preclinical development undergoing IND-enabling studies.

Background on IL-15

IL-15 is a cytokine that primarily stimulates the proliferation and cytotoxic functions of CD8+ T cells and NK cells that can enhance anti-tumor responses. IL-15 activities have some similarities to IL-2, and the receptors bound by the two cytokines partly overlap: IL-15 signals through a receptor complex composed of the IL-2/IL-15 receptor β chain, or CD122, and the common gamma chain γC, or CD132. IL-15 signaling induces the proliferation, survival and differentiation of T cells and NK cells, including CD8+ memory T cells that are believed to be critical for durable anti-tumor immunity.

The challenge associated with IL-15 as a potential therapeutic is that it has a short in vivo half-life and has shown considerable toxicity both in preclinical models and in patients. In NHPs, IL-15 has shown severe toxicity at higher doses, including weight loss and skin rash. In patients with cancer, severe toxicity was observed when NCI-rhIL-15 was dosed by continuous IV infusion, including a drug-related death. AEs included hypotension, thrombocytopenia, liver injury and high fever. More recent versions of IL-15 have caused grade 3 AEs, including lymphocytopenia, increased liver enzymes, anemia, diarrhea and peripheral edema, with minimal clinical activity reported. Much of the reported toxicity is associated with systemic activation and proliferation of NK cells; therefore, local administration has been tried with a half-life extended recombinant IL-15, which demonstrated objective responses in patients with bladder cancer in combination with the standard-of-care agents. The ability to induce local tumor regressions support that IL-15 activity in the TME can have therapeutic benefit provided that systemic toxicity can be avoided.

Our solution: XTX401

For our IL-15 program, we have used our GPS platform to focus on improving potency, improving circulating half-life, ensuring local activity within the TME and showing tolerability. Key steps in engineering the masked cytokine included enhancing the affinity of the IL-15 cytokine binding to the IL-15 βγ receptor, adding a half-life extension domain and applying our masking technology.

Overview of preclinical studies and data

Our goal for the IL-15 program was to create a tumor-selective, extended half-life IL-15 therapeutic with minimal peripheral effects. We used XTX-IL-15, one of a series of masked, tumor-selective IL-15 molecules that were under investigation prior to selection of the final development candidate, XTX401, in the studies described below. In these in vitro studies, we observed successful masking and protease-dependent activation. We have also observed tumor-selective activation in vivo in a syngeneic mouse tumor model after systemic administration. In addition, we were able to achieve the desired circulating half-life improvement, with only minimal peripheral effects in mouse models.

IL-15 bioactivity in vitro was determined by measuring the IL-15-mediated STAT5 transcriptional activity in a HEK-Blue reporter assay as described above for IL-2 cell-based assays. Both the positive control rhIL-15 and MMP-treated XTX-IL-15 activated the reporter cell line and induced phosphorylation of STAT5. XTX-IL-15 induced little phospho-STAT5 activity.

To assess the tumor-selective activity of XTX-IL-15, mice bearing established B16F10 tumors were injected intravenously with a single dose of vehicle control, or non-masked IL-15, or XTX-IL-15, or a control version of the XTX-IL-15 that is not cleavable by proteases and therefore cannot be unmasked, or Masked-NC. Increased NK or natural killer T, or NKT, cells, cell numbers in the tumor or in the blood were used as a measure of IL-15 dependent immune activation. Animals received a single intravenous dose of 1.45 mg/kg non-masked IL-15, or 6 mg/kg XTX-IL-15, or 6 mg/kg of Masked-NC. Animals were sacrificed on day five, and NK and NKT cell numbers in the tumor and blood were measured.

As shown in the figure below, both the non-masked IL-15 and the XTX-IL-15 induced an increase in NK or NKT cells in the tumor, compared to vehicle control, but only non-masked IL-15 caused NK and NKT cells to expand in the blood outside of the TME. The Masked-NC control molecule did not promote activation of NK or NKT cells in the tumor or blood indicating that activation of NK and NKT cells in the tumor by the XTX-IL-15 is dependent upon protease activity in the TME. No body weight loss or increase in lung weight was observed in mice treated with XTX-IL-15 in this experiment.

XTX-IL-15 Achieved Tumor-Selective PD Activity and Improved Tolerability

Current Status and Clinical Development Plan

We are currently pursuing preclinical studies for our tumor-selective IL-15 product candidate, XTX401. Subject to completing preclinical development, we would plan to evaluate this product in patients with solid tumors.

Future Discovery and Development Plans

We have prioritized efforts to develop novel cytokines and checkpoint inhibitors based on the therapeutic activity established in other clinical trials, while recognizing that their benefit has been historically hampered by issues of significant toxicity, poor bioavailability and, in the case of cytokines, a short half-life. By leveraging the insights and capabilities of our GPS platform, we aim to systematically create novel cytokines and checkpoint inhibitors that overcome these challenges in order to safely localize their potent activity to the TME.

A current focus for our discovery programs is the addition of tumor targeting to our GPS platform. Preliminary data from preclinical studies indicates the promise of this approach, as the addition of a targeting domain to a tumor-selective masked cytokine has demonstrated superior tumor growth inhibition and tumor-specific PD activity compared to the same masked cytokine without the targeting. In addition, in these preclinical studies the masked targeted cytokine has demonstrated superior safety compared to a non-masked version of the same targeted cytokine.

We intend to develop a number of additional product candidates using a range of tumor targeting approaches, with the goal of achieving a clinically meaningful improvement in their therapeutic index. In addition to the cytokines IL-2, IL-12 and IL-15, potential examples include IFN-α2, IFN-γ, IL-7, IL-10, IL-17A, IL-18, IL-21, IL-22, TNF-α and TNF-β.

We plan to evaluate the opportunity for better tolerated and more efficacious combination therapies, using product candidates from across our portfolio with other cancer therapies, to increase the potential for curative regimens in oncology. Beyond oncology, we also plan to apply our GPS platform to other disease areas in which the immune system is dysregulated, such as in autoimmune and inflammatory diseases.

Competition

We believe our novel and proprietary GPS platform and masking approach represent a meaningful competitive advantage in seeking to develop novel and highly effective treatments for cancer. However, the biotechnology and biopharmaceutical industries are characterized by rapid evolution of technologies and sharp competition and emphasis on intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

Some of our competitors, either independently or with strategic partners, have substantially greater financial, technical and human resources than we do. In addition, our competitors may be more successful than we are in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval for treatments and achieving widespread market acceptance. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

In addition to competitors specifically targeting anti-CTLA-4, IL-2, IL-12 and IL-15, we also face competition more broadly across the oncology market. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such treatments. Beyond these treatments, we may also be subject to competition from additional modalities, including oncolytic viruses and cancer vaccines.

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than products we may develop. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of other drugs. The key competitive factors affecting the success of any products we may develop are likely to be their efficacy, safety, convenience, price and availability of reimbursement.

Anti-CTLA-4 Therapies

We are aware of a number of companies that are developing anti-CTLA-4 therapies as immunotherapies. With respect to XTX101, if approved, we may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, RCC and certain cancers of the large intestine. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla Inc., Bristol-Myers Squibb Inc., CytomX Therapeutics, Inc. and MacroGenics, Inc.

Cytokine Programs

With respect to our most advanced cytokine product candidate, XTX202, if approved, it may face competition from other IL-2 based cancer therapies. For example, Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic RCC and melanoma. In addition, we are aware of several companies that have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Nektar Therapeutics, Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics, Inc., XOMA Corporation and Zydus Cadila.

With respect to XTX301, there are no approved IL-12 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs for the treatment of cancer in development, including Cullinan Management Inc., DragonFly Therapeutics Inc., EMD Serono Inc., Philogen S.p.A., Werewolf Therapeutics, Inc. and Xencor Inc.

With respect to XTX401, there are no approved IL-15 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have IL-15 based cancer therapies that are in development, including Jiangsu Hengrui Medicine Company Ltd., Kadmon Therapeutics Inc., Nantworks LLC, Sanofi and Xencor Inc.

Intellectual Property

We strive to protect our proprietary technology, inventions, improvements, and platforms, including composition of matter for product candidates, methods of use and processes for their manufacture that we believe are important to our business, including by obtaining, maintaining, defending and enforcing patent and other intellectual property rights for the foregoing in the United States and in certain foreign jurisdictions. We also rely on trade secrets and confidentiality agreements to protect our confidential information and know-how and other aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success depends in part on our ability to:

●	obtain, maintain, enforce and defend patent and other intellectual property rights for our commercially important technology, inventions and improvements;
●	preserve the confidentiality of our trade secrets and other confidential information;
●	obtain and maintain licenses to use and exploit intellectual property owned or controlled by third parties;
●	operate without infringing, misappropriating or otherwise violating any valid and enforceable patents and other intellectual property rights of third parties; and
●	defend against challenges and assertions by third parties challenging the validity or enforceability of our intellectual property rights, or our rights in our intellectual property, or asserting that the operation of our business infringes, misappropriates or otherwise violates their intellectual property rights.

Patent portfolio

As of February 15, 2022, we own, co-own or exclusively license 11 patent application families related to our business, including four pending Patent Cooperation Treaty, or PCT, patent applications, seven pending United States non-

provisional applications, two issued United States patents, and 79 pending foreign applications in Europe, Japan, China, Australia, Brazil, Canada, Eurasia, Hong Kong, Indonesia, Israel, India, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore, South Africa and Taiwan, including one allowed South Korean application. In addition, we own 10 U.S. provisional patent applications within the priority year. Our owned, co-owned or exclusively in-licensed patent applications cover various aspects of our programs and technology, including composition of matter and method of use as further described below. Any U.S. or foreign patents issued from national stage filings of our owned, co-owned, or exclusively in-licensed PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2037 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

GPS Platform

Our proprietary engineering platform enables geographically precise solutions, which we refer to as GPS, that can effect tumor-selective immunotherapy while minimizing systemic toxicity. By masking biological agents such as cytokines and antibodies, our GPS platform can be used to decouple therapeutic effects from toxicity for treating different cancers. We own one patent family covering the GPS platform in the cytokine space, including two pending U.S. patent applications and corresponding foreign applications in Europe, Japan, Australia, Brazil, Canada, China, Eurasia, Indonesia, Israel, India, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore and South Africa. We exclusively license two patent families relating to the GPS platform technology and our cytokine and antibody programs. One of the two patent families is exclusively in-licensed in the oncology field from AskGene Pharma, Inc., or AskGene, and covers the GPS platform technology for cytokines. The statutory expiration date for these owned and exclusively licensed families ranges from 2039 to 2041, excluding any extension of patent term that may be available.

Cytokine Program

Our cytokine pipeline includes three different product candidates, XTX202 (our tumor-selective IL-2), XTX301 (our tumor-selective IL-12), and XTX401 (our tumor-selective IL-15).

IL-2 Program

With regard to the IL-2 program, we own two patent families relating to masked IL-2 cytokines, including XTX202, with composition of matter and methods of use claims. A first patent family includes three pending U.S. applications, one issued U.S. patent and corresponding foreign applications in Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Office, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A second patent family includes pending PCT and Taiwan applications. The patent family exclusively in-licensed in the oncology field from AskGene also relates to the IL-2 program. The statutory expiration date for these owned and exclusively in-licensed families ranges from 2039 to 2041, excluding any extension of patent term that may be available.

IL-12 Program

With regard to the IL-12 program, we own one patent family directed to different masked IL-12 constructs and sequences, including XTX301, with composition of matter and methods of use claims. This family is presently pending as PCT and Taiwan applications. The statutory expiration date for this family expires in 2041, excluding any extension of patent term that may be available.

IL-15 Program

With regard to the IL-15 program, we own one patent family directed to different masked IL-15 constructs and sequences, including XTX401, with composition of matter and methods of use claims. This family is presently pending as PCT and Taiwan applications. The statutory expiration date for this family expires in 2041, excluding any extension of patent term that may be available.

Checkpoint Inhibitor Program

We own, co-own or exclusively in-license three patent families relating to masked anti-CTLA-4 antibody constructs and sequences, including XTX101, with composition of matter and methods of use claims. A first patent family is exclusively in-licensed from WuXi Biologics (Shanghai) Co., Ltd. and directed to anti-CTLA-4 antibodies. This family includes one pending U.S. application and one issued U.S. patent covering certain complementarity-determining regions and variable region sequences of anti-CTLA4 antibodies, including XTX101. Corresponding foreign applications are pending in Taiwan, Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Office, Hong Kong, India, Indonesia, Israeli, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A second patent family is owned and directed to anti-CTLA-4 antibodies with modifications that improve antibody-dependent cellular cytotoxicity and includes one pending U.S. application. Corresponding foreign applications are pending in Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Office, India, Indonesia, Israeli, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A third patent family is co-owned and directed to masked anti-CTLA-4 antibodies, which includes one pending U.S. application. Corresponding foreign applications are pending in Australia, Brazil, Canada, Eurasian Patent Organization, European Patent Office, India, Indonesia, Israeli, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. In addition, we own two U.S. provisional applications directed to combination therapies using masked or unmasked anti-CTLA-4 antibodies, including XTX101 and PD-1/PD-L1 antibodies. The statutory expiration date for these owned, co-owned, and licensed families ranges from 2037 to 2042, excluding any extension of patent term that may be available.

Trademark portfolio

As of February 15, 2022, we own two federal trademark registrations for XILIO and XILIO THERAPEUTICS in the United States, and we have received notices of allowance for two additional federal trademark applications for XILIO and XILIO THERAPEUTICS in the United States.

Patent prosecution

A PCT patent application is not eligible to become an issued patent until, among other things, we file one or more national stage patent applications within 30 months, 31 months or 32 months of the PCT application’s priority date, depending on the jurisdiction, in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any potential patent protection on the inventions disclosed in such PCT patent application. Moreover, a provisional patent application is not eligible to become an issued patent. A provisional patent application may serve as a priority filing for a non-provisional patent application, we file within 12 months of such provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our existing provisional patent applications and any potential patent protection on the inventions disclosed in our provisional patent applications.

While we intend to timely file additional provisional patent applications and national stage and non-provisional patent applications relating to our PCT patent applications, we cannot predict whether any of our patent applications will result in the issuance of patents. If we do not successfully obtain patent protection, or if the scope of the patent protection we or our licensors obtain with respect to our product candidates or technology, including our GPS, cytokine and antibody technologies is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other similar competing products and technologies. Our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our technology, inventions and improvements, either directly or indirectly, will depend in part on our success in obtaining, maintaining, defending and enforcing patent claims that cover our technology, inventions and improvements.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The protection afforded by a patent varies on a product-by-product basis, from jurisdiction-to-jurisdiction, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments and regulatory-related patent term extensions, the availability of legal remedies in a particular jurisdiction and the validity and enforceability of the patent. Moreover, patent laws and related enforcement in various jurisdictions outside of the United States are uncertain and may not protect our rights to the same extent as the laws of the United States. Changes in the patent laws and rules, whether by legislation, judicial decisions or regulatory interpretation, in the United States and other jurisdictions may diminish our ability to protect our inventions and obtain, maintain, defend and enforce our patent rights, and could therefore affect the value of our business.

The area of patent and other intellectual property rights in biotechnology is evolving and has many risks and uncertainties, and third parties may have blocking patents and other intellectual property that could be used to prevent us from commercializing our platforms and product candidates and practicing our proprietary technology. Our patent rights may be challenged, narrowed, circumvented, invalidated or ruled unenforceable, which could limit our ability to stop third parties from marketing and commercializing related platforms or product candidates or limit the term of patents that cover our platforms and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against third parties with similar technology, and third parties may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any competitive advantage provided by the patent. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates and intellectual property rights related to the foregoing, please see the section entitled “Risk Factors—Risks Related to our Intellectual Property.”

Patent term extensions

The term of individual patents depends upon the laws of the jurisdictions in which they are obtained. In most jurisdictions in which we file, the patent term is 20 years from the earliest date of filing of the first non-provisional patent application to which the patent claims priority. However, the term of U.S. patents may be extended or adjusted for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, in the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for up to five years beyond the normal expiration date of the patent. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. For more information on patent term extensions, see “Business—Government Regulation and Product Approval—Patent Term Restoration and Extension”. In the future, if and when any product candidates we may develop receive FDA approval, we expect to apply for patent term extensions on issued patents covering those product candidates. Moreover, we intend to seek patent term adjustments and extensions for any of our issued patents in any jurisdiction where such adjustments and extensions are available. However, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such adjustments and extensions should be granted, and even if granted, the length of such adjustments and extensions.

Trade secrets

In addition to patent protection, we also rely on trade secrets, know-how, unpatented technology and other proprietary information to strengthen our competitive position. We take steps to protect and preserve our trade secrets and other confidential and proprietary information and prevent the unauthorized disclosure of the foregoing, including by entering into non-disclosure and invention assignment agreements with parties who have access to our trade secrets or other confidential and proprietary information, such as employees, consultants, outside scientific collaborators, contract research and manufacturing organizations, sponsored researchers and other advisors, at the commencement of their employment, consulting or other relationships with us. In addition, we take other appropriate precautions, such as maintaining physical security of our premises and physical and electronic security of our information technology systems, to guard against any misappropriation or unauthorized disclosure of our trade secrets and other confidential and proprietary information by third parties.

Despite these efforts, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or other confidential or proprietary information. In addition, we cannot provide any assurances that all of the foregoing non-disclosure and invention assignment agreements have been duly executed, and any of the counterparties to such agreements may breach them and disclose our trade secrets and other confidential and proprietary information. Although we have confidence in the measures we take to protect and preserve our trade secrets and other confidential and proprietary information, they may be inadequate, our agreements or security measures may be breached, and we may not have adequate remedies for such breaches. Moreover, to the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to our rights in any know-how or inventions arising out of such work. For more information, please see the section entitled “Risk Factors—Risks Related to our Intellectual Property.”

License agreements

We are a party to license agreements under which we license patents, patent applications and other intellectual property from third parties. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

Cross-License Agreement with AskGene

In December 2020, our subsidiary, Xilio Development, entered into a cross-license agreement with AskGene Pharma, Inc., or AskGene, pursuant to which AskGene granted us certain exclusive licenses for AskGene patent rights related to non-antigen binding IL-2 products in the field of oncology and certain co-exclusive licenses for AskGene patent rights related to antigen binding IL-2 products in all fields. In addition, subject to the terms of the agreement and during the time period specified, AskGene granted us an option to certain exclusive licenses for AskGene patent rights related to non-antigen binding IL-15 products in the field of oncology and certain co-exclusive licenses for AskGene patent rights related to antigen binding IL-15 products in all fields. Under the agreement, AskGene retains rights to the AskGene patent rights in Singapore, Thailand, Malaysia, Vietnam, the People’s Republic of China, Taiwan, Macau, Hong Kong, Korea and India, which we refer to as the AskGene territory, and granted licenses to us for the AskGene patent rights worldwide, excluding the AskGene territory, which we refer to as the Xilio territory.

Under the agreement, we paid AskGene an upfront payment of $6.0 million, and for each licensed product, we are obligated to pay AskGene up to $13.0 million in the aggregate upon the achievement of specified regulatory milestones. If we exercise our option for the IL-15 licenses during the option period, we will be obligated to pay AskGene a $4.0 million option exercise fee. In addition, subject to specified conditions, for any IL-2 licensed product, we are obligated to pay AskGene percentage royalties in the mid-single digits on aggregate annual net sales of IL-2 licensed products in the Xilio territory during the applicable royalty term, and if we exercise our option for AskGene’s IL-15 patent rights, then for any IL-15 licensed product, we are obligated to pay AskGene percentage royalties in the low single digits on aggregate annual net sales of IL-15 licensed products in the Xilio territory during the applicable royalty term.

During the term of the agreement, AskGene has agreed not to exploit the following in the field of oncology in the Xilio territory: (i) any non-antigen binding IL-2 product comprised of specified masking technology, and (ii) if we exercise our option for AskGene’s IL-15 patent rights, any non-antigen binding IL-15 product comprised of specified masking technology.

In addition, under the agreement, we granted a non-exclusive, royalty-free, non-transferable, worldwide license to AskGene for specified Xilio patent rights related to non-antigen binding IL-2 products in the field of immunology and for specified Xilio patent rights related to antigen binding IL-2 products in all fields. In addition, subject to the terms of the agreement and during the time period specified, we granted AskGene an option to obtain an exclusive, royalty-bearing, non-transferable, worldwide license for specified Xilio patent rights related to non-antigen binding IL-2 products in the field of immunology and an option to obtain a co-exclusive, royalty-bearing, non-transferable, worldwide license for specified Xilio patent rights related to antigen binding IL-2 products in all fields. If AskGene exercises its option, the parties would negotiate and enter into a license agreement, and AskGene would be obligated to pay us up to $17.0 million in aggregate upfront and milestone payments for each licensed product. In addition, subject to specified conditions, for any IL-2 licensed product, AskGene would be obligated to pay us percentage royalties in the low single digits on aggregate annual net sales of IL-2 licensed products during the applicable royalty term. Subject to the terms of the agreement and during the time period specified, we also granted AskGene an option to obtain a license in the AskGene territory to develop and commercialize our IL-2 licensed products and, if we exercise our option to the AskGene IL-15 licenses, our IL-15 licensed products. If AskGene exercises its option to develop and commercialize these licensed products in the AskGene territory, then the parties will negotiate and enter into a license agreement for AskGene’s exclusive development and commercialization of such products in the AskGene territory, and AskGene would be obligated to pay us percentage royalties in the mid-single digits on aggregate annual net sales of such licensed products in the AskGene territory.

Subject to the terms of the agreement, each party’s obligation to make royalty payments is subject to adjustment in specified circumstances and extends with respect to a licensed product in a country upon the first commercial sale of such licensed product in such country and ending upon the latest of (i) the expiration of the last valid claim of any licensed patent rights in such country that cover such licensed product, (ii) the expiration of regulatory exclusivity, if any, for such licensed product in such country, and (iii) for a specified time period following first commercial sale of such licensed product in such country.

The agreement continues on a product-by-product and country-by-country basis until the expiration of the applicable royalty term in each country, at which time the agreement expires with respect to such product in such country, and the licensed party receives a perpetual, irrevocable, fully-paid and royalty-free license to the licensed patent rights in such country. Either party has the right to terminate the agreement if the other party materially breaches the agreement and fails to cure such breach within specified cure periods or in the event the other party becomes insolvent or files for bankruptcy. Upon any termination, other than the expiration of the agreement with respect to a particular product in a particular country, the licenses granted by each party will terminate and neither party will have the right to practice the other party’s patent rights.

Amended and Restated Exclusive License Agreement with City of Hope

In August 2016, our subsidiary, Xilio Development, entered into an amended and restated exclusive license agreement with City of Hope pursuant to which City of Hope granted us an exclusive worldwide license to specified patent rights related to our anti-CTLA-4 monoclonal antibody program.

For the first three licensed products or licensed services to achieve specified development and regulatory milestones, we are obligated to pay City of Hope up to $10.3 million in the aggregate per licensed product or licensed service. Subject to specified conditions, we are obligated to pay City of Hope tiered royalties in the low single digits on aggregate annual net sales of licensed products or licensed services on a country-by-country basis until the expiration of the last-to-expire patent or patent application licensed from City of Hope covering the applicable licensed product or licensed service in such country. We are also obligated to pay City of Hope a portion of any consideration we receive for the grant of sublicenses under the agreement ranging from a low to mid double-digit percentage of such consideration, subject to specified conditions under that agreement at the time that we grant any such sublicense. In addition, we paid $0.5 million to City of Hope in connection with the closing of our IPO.

The agreement continues on a country-by-country basis until the expiration of the last to expire licensed patent right in such country. We have the right to terminate the agreement for convenience at any time on 30 days’ prior written notice to City of Hope. Either party has the right to terminate the agreement if the other party materially breaches the agreement and fails to cure such breach within specified cure periods. City of Hope may terminate the agreement if we or any of our affiliates or sublicensees bring specified patent challenges with respect to the licensed patents against City of Hope or if we assist others in bringing a patent challenge against City of Hope. However, instead of terminating as a result of a patent challenge, City of Hope may elect to increase our payment obligations by a specified percentage amount retroactive to the commencement of such patent challenge.

CTLA-4 Monoclonal Antibody License Agreement with WuXi Biologics

In September 2016, we entered into a license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, as amended in December 2017, pursuant to which WuXi Biologics granted us an exclusive worldwide license, including the rights to grant sublicenses through multiple tiers, to specified monoclonal antibodies and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to our anti-CTLA-4 mAb program.

For each product that incorporates a licensed antibody that has been modified using the rights licensed under the agreement, we are obligated to pay WuXi Biologics up to approximately $25.8 million in the aggregate for specified development and regulatory milestones. In addition, subject to specified conditions, we are obligated to pay WuXi Biologics tiered royalties in the low to mid-single digits on aggregate annual worldwide net sales of licensed products during the applicable royalty term and subject to early expiration or adjustment in specified circumstances. Our obligation to make royalty payments extends with respect to a licensed product in a country until the later of the expiration of the last-to-expire patent or patent application licensed from WuXi Biologics covering the applicable licensed product in such country or for a specified time period following the first commercial sale of such licensed product. Subject to specified conditions under the agreement, we also have certain obligations to contract with WuXi Biologics for specified services related to the development or manufacture of licensed products.

Unless terminated earlier in accordance with its terms, the agreement will continue until the expiration of the last to expire royalty term for a licensed product. We have the right to terminate the agreement for convenience at any time upon at least 90 days’ prior written notice to WuXi Biologics. Either party may terminate the agreement for the other party’s uncured material breach. Other than following our termination for convenience or termination by WuXi Biologics for our material breach, upon the expiration of the applicable royalty term for a licensed product in a country, we will receive a paid-up and royalty free license to exploit such licensed product in such country.

Manufacturing

We currently contract with a third party to manufacture our product candidates for preclinical studies and our ongoing clinical trials, and we intend to do so with one or more third parties for future preclinical studies and clinical trials. We do not own or operate manufacturing facilities for the production of our product candidates, and we currently do not have plans to build our own clinical or commercial scale manufacturing capabilities. To date, our third-party manufacturer has met our manufacturing requirements. Our third-party manufacturer has agreed to provide clinical material meeting current good manufacturing practice, or cGMP, requirements and in sufficient quantities to meet anticipated clinical-trial demands. To meet our projected needs for commercial manufacturing, our current third-party manufacturer will need to increase its scale of production or we will need to secure one or more alternate suppliers. We believe that there are alternate manufacturers that could satisfy our anticipated clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such manufacturers, if necessary, would not result in significant delay or material additional costs.

Although we expect to rely on one or more third-party contract manufacturers for the production of our current and future product candidates, we have personnel with extensive technical, manufacturing, analytical and quality experience in biotherapeutic protein manufacturing to oversee our contract manufacturer relationships. In collaboration with our third-party manufacturer, we have manufactured cGMP clinical supply for our clinical trials for our product candidates XTX101 and XTX202. As we scale clinical and commercial manufacturing for each of our product candidates, we intend to continue to expand and strengthen our network of contract manufacturers to include multiple suppliers globally.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization that takes responsibility for the initiation and management of a clinical development program for such products is generally referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

●	completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations and standards;
●	design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product, and with respect to biologics, the purity, potency and safety of such drug product, for each proposed indication;
●	submission to the FDA of an NDA for a drug candidate product and a biologics license application, or BLA, for a biological product requesting marketing for one or more proposed indications;
●	review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
●	completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMPs to assure the product’s identity, strength, quality and purity;
●	completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA or BLA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects and patients will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval in the United States. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.

Human Clinical Studies in Support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

The clinical investigation of an investigational drug or biological product is generally divided into four phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The four phases of an investigation are as follows:

●	Phase 1. Phase 1 studies include the initial introduction of an investigational new drug or biological product into humans. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug or biological product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
●	Phase 2. Phase 2 includes the controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 trials are typically well-controlled, closely monitored, and conducted in a limited patient population.
●	Phase 3. Phase 3 trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug or biological product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug or biological product, and to provide an adequate basis for product approval.
●	Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 1 or Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to biological product development and reduce developmental costs and time.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the candidate product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit required clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Expanded Access

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational products under an IND by the sponsor or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

There is no requirement for a sponsor to provide expanded access to an investigational product. However, if a sponsor decides to make its investigational product available for expanded access, the FDA reviews requests for expanded access and determines if treatment may proceed. Expanded access may be appropriate when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

Sponsors of one or more investigational products for the treatment of a serious disease(s) or condition(s) must make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives designation as a Breakthrough Therapy, fast track product or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides an additional mechanism for patients with a life-threatening condition who have exhausted approved treatments and are unable to participate in clinical trials to access certain investigational products that have completed a Phase 1 trial, are the subject of an active IND and are undergoing investigation for FDA approval. Unlike the expanded access framework described above, the Right to Try Pathway does not require FDA to review or approve requests for use of the investigational product. There is no obligation for a manufacturer to make its investigational products available to eligible patients under the Right to Try Act.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with the passage of the FDA Reauthorization Act of 2017, or FDARA, Congress established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an application three years after the date of enactment of that statute must submit pediatric assessments with the application if the product is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Submission and Review of an NDA or BLA by the FDA

In order to obtain approval to market a drug or biological product in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the proposed drug product for the proposed indication, and the safety, purity and potency of the biological product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product and the safety, purity and potency of the biological product to the satisfaction of the FDA.

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the

FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances. Currently, the fee required for the submission and review of an application for federal fiscal year 2022 is approximately $3.1 million, and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. The FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted to the FDA.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. Under FDARA, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on an NDA or BLA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”  The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either an approval letter or a Complete Response Letter, or CRL. To issue an approval letter, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications described in the FDA-approved labeling. Depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, Breakthrough Therapy designation and priority review designation. None of these expedited programs changes the standards for approval but they may help expedite the development or approval process governing product candidates.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to help the sponsor design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of phase 4 or post-approval trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Post-Approval Regulation

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In September 2021, the FDA published final regulations that describe the types of evidence the FDA will consider in determining the intended use of a drug or biologic.

Biosimilars and Regulatory Exclusivity

The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, the FDA has approved a number of biosimilars, and the first interchangeable biosimilar product was approved in July 2021, and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA or BLA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the Prescription Drug User Fee Act, or PDUFA, goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. If a drug or biologic designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a company with orphan drug exclusivity is not able to meet market demand and in cases where a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a subsequent product to show clinical superiority in order to break the previous product’s orphan drug exclusivity applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017 but have not yet been approved or licensed by FDA.

Further, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of existing regulatory exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity for drugs and biologics, or patent protection that covers a drug product, are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND approval and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

It is time consuming and expensive to seek coverage and reimbursement from third-party payors. In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost- effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

Healthcare Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements.

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, false statements, and civil monetary penalties laws, including the civil False Claims Act, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Health Insurance Portability and Accountability Act, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; analogous state laws and regulations, including state anti-kickback and false claims laws; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these federal transparency reporting obligations will extend to include transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives. In addition, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, among other things, imposes limitations on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and their covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures or restrict financial interactions between pharmaceutical companies and healthcare providers. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In particular, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information.

In addition, we may be subject to laws and regulations prohibiting bribery and corruption such as the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Violation of the laws described above or any other governmental laws and regulations may result in significant penalties, including civil, criminal, and administrative penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, and additional reporting requirements and oversight if a manufacturer becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly.

Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information

Health Care Reform in the United States and Potential Changes to Health Care Laws

Sales of any biopharmaceutical products, if and when approved by the FDA or analogous authorities outside the United States, will depend in significant part on the availability of third-party coverage and adequate reimbursement for the products.

Health care reform has been a significant trend in the U.S. health care industry and elsewhere. In particular, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services. Under the former Trump administration, there were efforts to repeal or modify prior health care reform legislation and regulation and also to implement new health care reform measures, including measures related to payment for drugs under government health care programs. However, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate’’ was repealed by Congress. Thus, the ACA will remain in effect in its current form. The nature and scope of health care reform in the new Biden administration remains uncertain but early actions including additional health care reform, its expressed intent to pursue certain policy initiatives to reduce drug prices, as well as challenges to actions taken under the Trump administration have been taken and are likely to continue.

There has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for pharmaceutical and biologic products. At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional federal and state health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

Data Privacy Regulation

U.S. Privacy Law

There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we conduct trials or where we may conduct trials or do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under HIPAA, the U.S. Department of Health and Human Services has issued regulations to protect the privacy and security of protected health information used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Federal Policy for the Protection of Human Subjects, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.

There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. The CCPA’s requirements include requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action in certain circumstances, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which will significantly expand the CCPA to incorporate additional provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

General data protection regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

Employees and Human Capital Resources

As of February 15, 2022, we had 74 full-time employees, including 30 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 52 are engaged in research and development activities and 22 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We are committed to diversity, equity and inclusion across all aspects of our organization, including in our recruitment, advancement and development practices. Each year, we review employee demographic information to evaluate our diversity efforts across all functions and levels of the company. We conduct annual performance and development reviews for each of our employees to discuss the individual’s strengths and development opportunities, career development goals and performance goals. We also regularly survey employees to assess employee engagement and satisfaction. In addition, each regular full-time employee is provided an allowance and time to attend appropriate job-related trainings and other professional development courses, seminars, meetings, and similar sessions. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We value our employees and regularly benchmark total rewards we provide, such as short- and long-term compensation, 401(k) contributions, tuition reimbursement, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic is having widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety when continuing to advance the research and development of our product candidates. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Corporate Information

We are a Delaware corporation that was incorporated on June 18, 2020 under the name Xilio Therapeutics, Inc. We maintain a website at the following address: www.xiliotx.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we have filed or may file with the Securities and Exchange Commission, or SEC, and any reference to our website address is intended to be an inactive textual reference only.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website (free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors & Media” page of our website investor and scientific presentations, SEC filings, press releases, public conference calls and webcasts and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as our social media channels (our Twitter (@xiliotx) and LinkedIn). This list of channels may be updated from time to time on our investor relations website and may include other social media channels than the ones described above. The contents of our website or these channels, or any other website that may be accessed from our website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $75.8 million and $55.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $160.9 million. To date, we have funded our operations primarily through proceeds from the sale of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	successfully complete our ongoing and planned preclinical studies for any current or future product candidates;
●	successfully receive U.S. Food and Drug Administration, or FDA, clearance for any investigational new drug application, or IND, for any current or future product candidates;
●	successfully initiate and complete clinical trials for XTX101, XTX202 and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;
●	establish clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement;
●	maintain a continued acceptable safety profile of our products following approval; and
●	enforce and defend intellectual property rights and claims.

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

As of December 31, 2021, we had cash and cash equivalents of $198.1 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024.

Our existing cash and cash equivalents will not be sufficient to complete development of any current or future product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on attractive terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We have incurred substantial losses during our history. As of December 31, 2021, we had federal and state net operating loss, or NOL, carryforwards of $149.5 million and $141.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not know whether or when we will generate taxable income necessary to utilize our NOLs.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our most advanced product candidates, XTX101 and XTX202. We are currently evaluating XTX101 and XTX202 in Phase 1/2 clinical trials. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the EU.

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

All of our product candidates are still in the early clinical stage or preclinical stage of development, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current or future preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of XTX101 and XTX202, we do not know whether either of these product candidates will perform in our clinical trials as it has performed in these prior preclinical studies. For example, in preclinical mouse models, we observed XTX101 had tumor-selective activity and tumor growth inhibition superior to that of an ipilimumab analog, and that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with both XTX101 and XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1/2 clinical trials for XTX101 or XTX202, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected drug-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators or IRBs or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
●	we or our third-party contractors may experience delays due to complications associated with the continuing COVID-19 pandemic;
●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

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

We intend to develop XTX101 and XTX202, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, as part of our ongoing Phase 1/2 clinical trials for XTX101 and XTX202, we plan to evaluate XTX202 for the treatment of solid tumors both as monotherapy and in combination with other agents potentially including, but not limited to, anti-PD-1 agents or tyrosine kinase inhibitors, or TKIs, and we plan to evaluate XTX101 for the treatment of solid tumors both as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), an anti-PD-1 agent. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our plans to evaluate XTX101 and XTX202 in combination with other agents may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.

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

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical study results related to XTX101 and XTX202, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in current or future clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, to activate our molecules within the tumor microenvironment. If MMP activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the continued successful development of our technology and product candidates.

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

The manufacturing of biologics is complex and difficult and we may experience production issues or interruptions for our product candidates, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our control or the control of our contract manufacturers, or CMOs.

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

Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of any product candidates we may develop. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality that meet FDA, European Medicines Agency, or EMA, or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. The ability to scale our manufacturing and maintain the manufacturing process at the same levels of quality and efficacy that we are currently manufacturing is yet to be tested. If we or our third-party CMOs are unable to scale our manufacturing at the same levels of quality and efficiency, we may not be able to supply the required number of doses for clinical trials or commercial supply. A material shortage, contamination or manufacturing failure in the manufacture of any product candidates we may develop or other adverse impact or disruption in the commercial manufacturing or the production of clinical material could materially harm our development timelines and our business, financial condition, results of operations and prospects.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our CMOs. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Currently, we depend on a single manufacturer for the manufacturing processes required to develop our product candidates. We cannot ensure that this manufacturer will remain in business or have sufficient capacity or supply to meet our needs. Our use of a single manufacturer exposes us to several risks, including price increases or manufacturing delays beyond our control. This CMO has significant operations in China, which subjects us to additional risks including those related to U.S. export control laws. Moreover, reliance on third-party manufacturers generally entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

If our collaborations, licenses or similar transactions do not result in the successful development and commercialization of product candidates, or if one of our collaborators or licensors terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such agreement. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensor or for us to attract new collaborators or licensors, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators or licensors.

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

We have never commercialized a product candidate. We currently have no sales force or marketing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and supply capabilities or outsource these activities to one or more third parties. Factors that may affect our ability to commercialize our product candidates on our own include our ability to recruit and retain adequate numbers of effective sales and marketing personnel and obtain access to or persuade adequate numbers of physicians to prescribe our product candidates, as well as any unforeseen costs we may incur in connection with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment and substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the EU or other key global markets. To the extent we need to rely upon one or more third parties, we may have little or no control over the marketing and sales efforts of those third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We will also face competition in any search for third parties to assist us with sales and marketing efforts for our product candidates. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

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

XTX101, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla Inc., Bristol-Myers Squibb Inc., CytomX Therapeutics, Inc. and MacroGenics, Inc.

We are aware of a number of companies that are developing cytokines as immunotherapies, as well as different modalities, including monoclonal antibodies, cell therapies, oncolytic viruses and vaccines.

XTX202, if approved, may face competition from other IL-2-based cancer therapies. For example, Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Nektar Therapeutics, Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics, Inc., XOMA Corporation and Zydus Cadila.

There are no approved IL-12 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs for the treatment of cancer in development, including Cullinan Management Inc., DragonFly Therapeutics Inc., EMD Serono Inc., Philogen S.p.A., Werewolf Therapeutics, Inc. and Xencor Inc.

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

If approved, our product candidates that are licensed and regulated as biological products, or biologics, may face competition from biosimilars approved through an abbreviated regulatory pathway.

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

The successful commercialization of our product candidates will depend in part on the extent to which we obtain and maintain favorable insurance coverage, adequate reimbursement levels and cost-effective pricing policies with third-party payors.

The availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, managed care organizations, and private health insurers, are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates, if approved, or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks described in this Annual Report on Form 10-K with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

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

Some of our patent applications have been granted or may be granted or allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that can cause the allowance of a patent application to be withdrawn. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the sponsor may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will re-allow the application in view of the new material. Further, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies and to help us comply with other procedural, documentary and other similar requirements and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case Amgen v. Sanofi, the Federal Circuit held that broad functional antibody claims are invalid for lack of enablement, and in the case Juno v. Kite, the Federal Circuit held broad antibody and chimeric antigen receptor claims supported by few examples invalid for lack of written description. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug and biologic products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of an NDA or BLA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

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

Accordingly, any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In order to market and sell our products in the EU and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020 and a transition period to December 31, 2020, was established to allow the United Kingdom and the EU to negotiate the United Kingdom’s withdrawal. As a result, effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A co-operation agreement was signed between the United Kingdom and the EU in December 2020, which was applied provisionally beginning on January 1, 2021 and entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.”  Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the United States and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such other challenges to repeal or replace the ACA or the health reform measures of the Biden administration will impact the ACA or our business.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.”  On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b)  improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Finally, outside the United States, in some nations, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any products for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:

●	Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.
●	False Claims Laws. The federal false claims laws and civil monetary penalties laws, including the civil False Claims Act and the Civil Monetary Penalty Law, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program.
●	HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●	False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
●	Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Department of Health and Human Services information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) other healthcare providers and ownership and investment interests by physicians and other healthcare providers and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
●	Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate or are likely to operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the EU, including the United States.

Our efforts to comply with GDPR or other applicable EU laws and regulations or other privacy and security rules around the world. may not be successful, or may be perceived to be unsuccessful, which could adversely affect our business in the EU. Further, a decision from the European Court of Justice, or ECJ, invalidated the EU-U.S. Privacy Shield and also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses. The ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU and Switzerland to the United States, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU and Switzerland to the United States.

As a result of these uncertainties, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GDPR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Actions are either in place or under way in the United States to enact similar legislation. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state attorneys general all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Common Rule. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

In certain situations, both in the United States and in other countries, we also may be obligated as a result of a security breach to notify individuals and/or government entities about these breaches.

New privacy and security legislation continues to be proposed or enacted across the United States. These laws impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. There is also discussion of an executive order on cybersecurity that could affect how we collect and process information. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 202, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018 announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our drug products, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to our manufactured product candidates that we import from China, including pursuant to our manufacturing arrangements and license agreement with WuXi Biologics (Hong Kong) Limited. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, commercial partners, vendors and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

As of February 15, 2022, we had 74 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

The COVID-19 pandemic has caused and continues to cause many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; consumer confidence has declined; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While the FDA approved emergency use authorization of vaccines in December 2020, it is still expected to take many months to complete widespread vaccinations and the emergence of new variants may limit their overall efficacy. Therefore, the future progression of the outbreak and its effects on our business and operations continue to be uncertain. We and our CMOs and CROs may face disruptions in the future that affect our ability to initiate and complete preclinical studies, including recruitment and retention of critical employees, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. For example, in 2020, we experienced a temporary shortage of raw material used in the manufacturing process for one of our product candidates. We may experience additional delays in the future as a result of the COVID-19 pandemic or otherwise, which could delay our product development timelines. We and our CMOs and CROs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The global response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through the capital markets and may also impact the volatility of our stock price and trading in our stock. In addition, a recession, depression, inflation or other sustained adverse market event resulting from the COVID-19 pandemic, directly or indirectly, could materially and adversely affect our business and the value of our common stock.

We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a catastrophic event, such as a terrorist attack, war or other armed conflict, geopolitical tensions or trade wars, pandemic or natural disaster.

We depend on our employees, consultants, CMOs, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions that we or any third parties on whom we depend take for catastrophic events, including terrorist attacks, wars or other armed conflicts, geopolitical tensions or trade wars, pandemics or natural disasters, these events could result in significant disruptions to our research and development, manufacturing, preclinical studies, clinical trials, and, ultimately, if approved, the commercialization of our products. Long-term disruptions in the infrastructure caused by these types of events, such as natural disasters, which are increasing in frequency due to the impacts of climate change, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or “acts of God,” particularly involving geographies in which we or third parties on whom we depend have offices, manufacturing or clinical trial sites, could adversely affect our businesses. For example, tensions between the Ukraine and Russia have escalated in recent months, culminating in Russia’s recent invasion of the Ukraine. While we do not currently conduct business in these geographies, we cannot be certain what the overall impact of these events will be on our business or on the business of any third parties on whom we depend. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any catastrophic event affecting us, our CMOs, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.

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

As of February 15, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 15, 2022, we had 27,468,950 shares of common stock outstanding. In connection with our IPO, we and each of our directors and executive officers and the holders of substantially all of our outstanding securities entered into lock-up agreements. As of February 15, 2022, 19,349,844 shares of common stock are restricted as a result of these lock-up agreements, which, subject to certain specified exceptions, will become eligible to be sold after the expiration of the lock-up period on April 19, 2022. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of 6,871,026 shares of common stock subject to options or other equity awards issued or reserved for issuance under our equity incentive plans as of December 31, 2021, and we intend to file a registration statement on Form S-8 to register an additional 1,648,136 shares of our common stock that became issuable under our equity compensation plans on January 1, 2022. Shares registered under these registration statements can be freely sold in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Moreover, beginning in April 2022, holders of an aggregate of 18,450,878 shares of our common stock will have rights to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in the prospectus for our IPO.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy approximately 28,000 square feet of office and laboratory space in Waltham, Massachusetts under a lease that expires in March 2030 with an option to renew for an additional five years. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “XLO.” Trading of our common stock commenced on October 22, 2021, following the completion of our initial public offering. Prior to that date, there was no public market for our common stock.

Holders

As of February 15, 2022, there were 89 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividend Policy

We have never paid cash dividends and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K. The following share numbers have been adjusted, as appropriate, to reflect the one-for-9.5 reverse stock split of our common stock that became effective on October 15, 2021, which also resulted in a proportional adjustment to the ratios at which our outstanding shares of preferred stock converted into common stock.

Issuances of Convertible Preferred Stock

On January 20, 2021, we issued 39,723,312 shares of Series B convertible preferred stock to existing Series B convertible preferred stockholders at $1.265 per share for cash proceeds of $50.2 million, net of issuance costs. On February 23, 2021, we entered into a stock purchase agreement with existing and new investors and sold 68,271,641 shares of Series C convertible preferred stock at $1.3915 per share for cash proceeds of $94.7 million, net of issuance costs. No underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering. Each series of convertible preferred stock automatically converted into shares of our common stock upon the closing of the initial public offering, or IPO, of our common stock in October 2021.

Stock Option Exercises

During the three months ended December 31, 2021 and prior to the effectiveness of our Registration Statement on Form S-8 on October 25, 2021, we issued an aggregate of 25,062 shares of our common stock to our employees upon the exercise of outstanding stock options under our 2020 Stock Incentive Plan for aggregate cash consideration in the amount of $0.1 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The stock options and the shares of common stock issued upon the exercise of stock options described above were issued pursuant to written compensatory plans or arrangements with our employees in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Initial Public Offering of Common Stock

On October 26, 2021, we closed our IPO and issued and sold an aggregate of 7,353,000 shares of our common stock at a public offering price of $16.00 per share, and on November 1, 2021, we sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the partial exercise by the underwriters of their option to purchase additional shares.

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

We received aggregate gross proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of $129.9 million, or aggregate net proceeds of $116.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

As of December 31, 2021, we estimate that we have used approximately $16.0 million of the net proceeds from our IPO.  We maintain the unused net proceeds from the offering in cash and cash equivalents. There has been no material change in the planned use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. We have built our geographically precise solutions, or GPS, platform to rapidly engineer novel molecules, including cytokines and other biologics, that are designed to optimize their therapeutic index by geographically localizing their activity inside tumors. Current immuno-oncology, or I-O, therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment, or TME. Our molecules are engineered to localize activity within the TME with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity. We are advancing a number of geographically precise, or tumor-selective, agents through preclinical and clinical development. Our most advanced product candidates are currently in clinical development: XTX101, an anti-cytotoxic T-lymphocyte-associated protein 4, or anti-CTLA 4, monoclonal antibody, or mAb, and XTX202, an interleukin 2, or IL-2, therapy. We are also advancing our tumor-selective IL-12 product candidate, XTX301, with the goal of submitting an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in the second half of 2022 for evaluation in patients with solid tumors, and we are currently pursuing preclinical studies for our tumor-selective IL-15 product candidate, XTX401. We also plan to continue to leverage our GPS platform to develop additional immunotherapies, including product candidates with a range of tumor targeting approaches.

Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. We have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO, of common stock. As of December 31, 2021, we had received an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock and $10.0 million in net proceeds from a debt financing. On October 26, 2021, we completed our IPO and issued and sold an aggregate of 7,353,000 shares of our common stock at a public offering price of $16.00 per share, and on November 1, 2021, we issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the partial exercise by the underwriters of their option to purchase additional shares. We received aggregate net proceeds of $116.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all shares of our then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock.

In October 2021, we effected a 1-for-9.5 reverse stock split of our common stock. All historical share and per share information shown herein and in our consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses, including net losses of $75.8 million and $55.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $160.9 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase significantly in connection with our ongoing activities, particularly as we:

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

As of December 31, 2021, we had cash and cash equivalents of $198.1 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024.

Note on the COVID-19 Pandemic

The worldwide COVID-19 pandemic has affected and may affect in the future our ability to initiate and complete preclinical studies, delay the initiation and completion of our current or future clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

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

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects. Please refer to our Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities and development and testing of our programs and product candidates. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits and equity-based compensation expense for employees engaged in research and development functions;
●	costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for both preclinical studies and current or future clinical trials;
●	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
●	costs incurred with third-party clinical research organizations, or CROs, and other third parties in connection with the conduct of our current or future clinical trials;
●	costs of sponsored research agreements and outside consultants, including their fees, equity-based compensation and related expenses;
●	costs incurred to maintain compliance with regulatory requirements;
●	fees for maintaining license and other amounts due under our third-party licensing agreements;
●	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and

●	depreciation, amortization and other direct and allocated expenses, including rent, insurance, maintenance of facilities and other operating costs, incurred as a result of our research and development activities.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	the effects of COVID-19 to our research and development employees, contractors and those who may participate in our planned studies.
●	our successful enrollment in and completion of clinical trials;

●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder; and
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, recruiting and equity-based compensation, for personnel in our executive, finance, legal, business development, human resources and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional and consulting fees for accounting, auditing, tax, human resources and administrative consulting services; insurance costs; and facility-related expenses, which include depreciation costs and other allocated expenses for rent, maintenance of facilities and other general administrative costs. These costs relate to the operation of the business and are in support of but separate from the research and development function and our individual development programs. Costs to secure and defend our intellectual property are expensed as incurred and are classified as general and administrative expenses.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of gains or losses associated with changes in the fair value of contingent liabilities associated with the consummation of specified transactions, including an initial public offering, interest expense principally on the note payable under our debt arrangement with Pacific Western Bank, or PacWest, and interest income earned from our cash and cash equivalents. Upon completion of our IPO in October 2021, our contingent liability with

PacWest and our other contingent derivative liability became due and payable. These fees were paid during the fourth quarter of 2021 and as a result, no further gains or losses will be recognized related to those contingent liabilities.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss, or NOL, carryforwards of approximately $149.5 million and $141.0 million, respectively, which may be available to offset future taxable income. As of December 31, 2021, federal NOLs of $144.6 million have an indefinite carryforward period. The remaining federal NOL carryforwards and our state NOL carryforward will expire beginning in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2021, we also had federal and state research and development carryforwards of approximately $2.8 million and $1.4 million, respectively, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Operating expenses
Research and development	$51,188	$43,910	$7,278
General and administrative	23,856	10,653	13,203
Total operating expenses	75,044	54,563	20,481
Loss from operations	(75,044)	(54,563)	(20,481)
Other income (expense), net
Other expense, net	(756)	(656)	(100)
Total other income (expense), net	(756)	(656)	(100)
Net loss	$(75,800)	$(55,219)	$(20,581)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
XTX202	$14,143	$14,866	$(723)
XTX101	5,941	11,554	(5,613)
Other early programs and indirect research and development	15,292	9,483	5,809
Personnel-related (including equity-based compensation)	15,812	8,007	7,805
Total research and development expenses	$51,188	$43,910	$7,278

Research and development expenses increased by $7.3 million from $43.9 million for the year ended December 31, 2020 to $51.2 million for the year ended December 31, 2021. The increase in research and development expenses was primarily due to the following:

●	$7.8 million increase in personnel-related costs, driven primarily by higher research and development headcount and related increases of approximately $6.8 million in salaries, bonuses and benefits, and an approximately $1.0 million increase in equity-based compensation;
●	$5.8 million increase in other early programs and indirect research and development expenses, driven primarily by increases in external expenses related to preclinical research and development activities;
●	$5.6 million decrease in expenses incurred to advance our XTX101 program, driven primarily by decreases of approximately $6.3 million in manufacturing activities and approximately $1.2 million in preclinical development activities, partially offset by an increase of approximately $1.9 million in clinical development activities; and
●	$0.7 million decrease in expenses incurred to advance our XTX202 program, driven primarily by a non-recurring $6.0 million upfront payment incurred during the year ended December 31, 2020 under our license agreement with AskGene Pharma, Inc., or AskGene, partially offset by increases of approximately $2.5 million in manufacturing activities, approximately $1.5 million in preclinical development activities and approximately $1.1 million in clinical development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Personnel-related (including equity-based compensation)	$12,708	$5,206	$7,502
Professional and consulting fees	8,248	4,120	4,128
Facility-related and other general and administrative expenses	2,900	1,327	1,573
Total general and administrative expenses	$23,856	$10,653	$13,203

General and administrative expenses increased by $13.2 million from $10.7 million for the year ended December 31, 2020 to $23.9 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to the following:

●	$7.5 million increase in personnel-related costs, driven primarily by higher general and administrative headcount and related increases of approximately $3.8 million in salaries, bonuses and benefits, and an approximately $2.7 million increase in equity-based compensation;

●	$4.1 million increase in professional and consulting fees, driven primarily by an increase in accounting, legal and other services related to transitioning to and operating as a publicly traded company; and

●	$1.6 million increase in facility-related and other general and administrative expenses, driven primarily by increases in directors and officers insurance costs incurred upon becoming a publicly traded company, certain information technology related costs and other corporate related costs associated with increased overall corporate headcount.

Other Income (Expense), Net

Total other income (expense), net was $0.8 million of other expense for the year ended December 31, 2021 compared to other expense of $0.7 million for the year ended December 31, 2020, or a change of $0.1 million. The change was primarily driven by an increase in the value of certain contingent liabilities associated with the probability of the consummation of our IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. As of December 31, 2021, we have received an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock and $10.0 million in net proceeds from our debt financing. On October 26, 2021, we completed our IPO and issued and sold an aggregate of 7,353,000 shares of our common stock at a public offering price of $16.00 per share, and on November 1, 2021, we issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the partial exercise by the underwriters of their option to purchase additional shares. We received aggregate net proceeds of $116.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. As of December 31, 2021, we had cash and cash equivalents of $198.1 million.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(80,751)	$(36,091)
Investing activities	(1,100)	(2,188)
Financing activities	260,668	10,029
Net increase (decrease) in cash, cash equivalents and restricted cash	$178,817	$(28,250)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing our pipeline, platform, drug discovery efforts and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally due to equity-based compensation, depreciation and amortization, as well as changes in components of operating assets and liabilities, which are generally due to increased expenses and timing of vendor payments.

During the year ended December 31, 2021, net cash used in operating activities of $80.8 million was primarily due to our net loss of $75.8 million and changes in operating assets and liabilities of $11.8 million, partially offset by net non-cash expenses of $6.9 million.

During the year ended December 31, 2020, net cash used in operating activities of $36.1 million was primarily due to our net loss of $55.2 million, partially offset by changes in operating assets and liabilities of $16.6 million and net non-cash expenses of $2.5 million.

Investing Activities

During the years ended December 31, 2021 and 2020, net cash used in investing activities of $1.1 million and $2.2 million, respectively, was primarily due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities of $260.7 million consisted primarily of proceeds from the sale and issuance of our Series B convertible preferred stock, the sale and issuance of our Series C convertible preferred stock and from the sale and issuance of common stock from our IPO.

During the year ended December 31, 2020, net cash provided by financing activities of $10.0 million consisted primarily of proceeds from the sale and issuance of our Series B preferred units.

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

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be adversely affected by inflation in the future.

As of December 31, 2021, we had cash and cash equivalents of $198.1 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations

Overview

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date include our loan and security agreement, facility lease and certain licensing agreements.

Loan and Security Agreement

In November 2019, we entered into a loan and security agreement with PacWest, as amended by a first amendment, dated March 12, 2021, and a second amendment, dated May 10, 2021, under which we borrowed $10.0 million. Borrowings under the loan and security agreement are collateralized by substantially all of our assets, excluding intellectual property, with interest on the term loan balance accruing at a variable annual rate equal to the greater of (i) the prime rate, as defined in the loan and security agreement, plus 0.25% or (ii) 5.00%. Interest-only payments on the term loan balance were required to be paid on a monthly basis through May 21, 2021. Subsequent to the interest-only period, we made equal monthly payments of principal plus interest and were required to do so until the scheduled loan maturity date of November 2023. In addition, under the initial loan agreement, as amended, we were obligated to pay a one-time $0.5 million fee to PacWest upon the occurrence of specified liquidation events, including an initial public offering.

In September 2021, we entered into an amendment to our loan and security agreement, pursuant to which we borrowed $10.0 million under a new term loan and used the proceeds of such new term loan to repay the outstanding balance on the prior term loan. In addition, as a result of the amendment, prior to December 31, 2022, we have the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million. As a result of the amendment, interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%, and we are required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, we will be required to make equal monthly payments of principal plus interest until the loan matures on June 30, 2024. In addition, under the loan and security agreement, as amended, the one-time fee we were obligated to pay to PacWest upon the occurrence of specified liquidation events, including an initial public offering, was increased from $0.5 million to an amount between $0.8 million and $1.0 million depending on the timing and occurrence of specified events, including upon the closing of the IPO. We paid the one-time fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. As a result of the amendment, we are also obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to

September 17, 2022, which is approximately one year from the date of the amendment to our loan and security agreement. The loan and security agreement, as amended, contains customary representations, warranties and covenants and also include customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

Lease Agreement

We lease building space for our corporate headquarters at 828 Winter Street in Waltham, Massachusetts under a non-cancellable operating lease that expires in March 2030. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. As of December 31, 2021, the remaining required payments for our operating lease, not including the optional extension period, are approximately $15.0 million. For further information regarding our operating lease agreement, please see Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other Contractual Obligations

We are party to certain agreements that require us to pay third parties upon achievement of certain development, regulatory or commercial milestones or upon the consummation of specified transactions. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved or upon the consummation of specified transactions that may not occur. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding certain of our license agreements and amounts that could become payable in the future under those agreements, please see Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In addition, we are party to certain agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. Such contracts are generally cancellable by us for convenience with up to 90 days of notice. We may be subject to certain termination fees or wind-down costs upon termination of these agreements. The exact amount of such costs are generally not fixed or estimable.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Research and Development Expenses and Related Accruals

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, equity-based compensation and benefits, facilities costs and laboratory supplies, depreciation, manufacturing expenses and external costs of outside vendors engaged to conduct planned clinical development, preclinical development, manufacturing and manufacturing process development and other research support activities. All costs associated with research and development activities are expensed as incurred.

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with certain service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. In certain instances, we prepay for services to be provided in the future. These amounts are initially capitalized and subsequently expensed as the services are performed.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid balance accordingly. Nonrefundable advance payments for goods and services that will be used in future research and development activities are initially capitalized and subsequently expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting accrued amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts incurred.

Equity-Based Compensation

As described in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, in June 2020, we completed a series of transactions resulting in the reorganization of our corporate structure. Prior to such reorganization, our former parent company, Xilio Therapeutics, LLC, granted incentive units, which we accounted for as equity-classified awards. In connection with the reorganization, the incentive units were exchanged for shares of our vested and unvested restricted common stock. We issue equity-based awards to employees, directors and non-employees, generally in the form of stock options.

We measure employee equity-based compensation based on the grant date fair value of the equity-based awards and recognize equity-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. For awards subject to performance conditions, we recognize equity-based compensation expense using an accelerated recognition method over the remaining period when we determine that achievement of the milestone is probable. We recognize forfeitures as they occur. We classify equity-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Determination of the Fair Value of Equity-Based Awards

We estimate the fair value of our stock options and, prior to our corporate reorganization, incentive units granted with service-based conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of our common stock. We completed our IPO in October 2021, and as a result there has not been a significant amount of time for which there has been a public market for the trading of our common stock, including a lack of company-specific historical and implied volatility data, therefore we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics and with historical share price information that approximates the expected term of the equity-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero as we have no current plans to pay any dividends on common stock. We have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

Determination of Fair Value of Common Units and Common Stock

Subsequent to the completion of our IPO in October 2021, the fair value of our common stock has been determined based on the share price of our common stock on the Nasdaq Global Select Market. If applicable, the current share price is adjusted to reflect material nonpublic information known to the company but unavailable to market participants at the time of the grant.

Prior to the completion of our IPO in October 2021, there was no public market for either our common stock, common units or incentive units. The estimated fair value of our common units and common stock and the strike price of our incentive units was approved by our board of directors, with input from management, as of the date of each award grant, considering the most recently available independent third-party valuations of our common stock and common units and our board of directors assessment, with input from management, of additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These independent third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We estimated the value of our equity using market approaches. The market approach includes using the market adjusted equity value method, guideline initial public offering, or IPO, transactions method and the recent transaction method which “back solves” to a preferred price. The hybrid approach is a scenario-based analysis and where one or more of the scenarios allocate the equity value utilizing the option-pricing method, or OPM. We allocated equity value to our common units, incentive units and preferred units or to our shares of common stock and shares of our convertible preferred stock, as the case may be, using either an OPM or a hybrid method, which is a hybrid between the OPM and the probability-weighted expected return method. The OPM treats common securities and preferred securities as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common units and incentive units and common stock have value only if the funds available for distribution to members exceed the value of the preferred security liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. When using the market approach to determine the equity value, we allocated the equity value to our common units, incentive units and preferred units or to our shares of common stock, warrants and shares of our convertible preferred stock, as the case may be, using the OPM. When using the hybrid approach, we estimated the probability-weighted value across multiple scenarios but used the OPM to estimate the allocation of value within at least one of the scenarios. In addition to a scenario using the OPM, the hybrid method also considers an IPO scenario in which the shares of convertible preferred stock are assumed to convert to common stock. The future value of the common stock in the IPO scenario was discounted back to the valuation date at an appropriate risk adjusted discount rate. In the hybrid method, the present value indicated for each scenario was probability weighted to arrive at an indication of value for our common stock.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our equity instruments as of each grant date, which may have been later than the most recently available third-party valuation date, including:

●	the lack of liquidity of our equity as a private company;
●	the prices of our preferred units and convertible preferred stock sold to outside investors in arm’s length transactions and the rights, preferences and privileges of our preferred units and convertible preferred stock as compared to those of our common units and common stock, including the liquidation preferences of our convertible preferred stock;
●	the progress of our research and development efforts, including the status of preclinical studies for our product candidates;
●	our stage of development and business strategy and the material risks related to our business and industry;
●	the achievement of enterprise milestones, including entering into strategic collaborative and license agreements;
●	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
●	any external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given prevailing market conditions; and
●	the analysis of initial public offerings and the market performance of similar companies in the biotechnology industry.

For financial statement purposes, we performed common unit valuations at various dates, which resulted in valuation of our common units of $2.09, $4.47 and $5.51 per unit as of May 2019, February 2020, and May 2020, respectively. We performed common stock valuations at various dates, which resulted in valuation of our common stock of $5.51, $5.89, $6.65, $10.07 and $11.69 per share as of July 2020, January 2021, March 2021, May 2021 and July 2021, respectively. Each valuation is stated after giving effect to the 1-for-9.5 reverse stock split of our common stock effected on October 15, 2021 in connection with our IPO.

There are significant judgments and estimates inherent in these valuations. These judgments and estimates included assumptions regarding our future operating performance, the stage of development of our product candidates, the timing and probability of a potential initial public offering or other liquidity event and the determination of the appropriate valuation methodology at each valuation date. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation expense could be materially different.

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

We may remain classified as an EGC until December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Corporate Governance” sub-section of the “Investor Relations” section (ir.xiliotx.com) of our corporate website https://xiliotx.com/. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K. Our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider any information contained in or accessible from our website to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Board Determination of Independence” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The following documents are included on pages set forth in Part II, Item 8 of this Annual Report on Form 10-K and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-40925	3.1	October 26, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40925	3.2	October 26, 2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-259973	4.1	October 1, 2021
4.2	Amended and Restated Registration Rights Agreement, dated as of February 23, 2021, by and among the Registrant and the other parties thereto	S-1	333-259973	10.1	October 18, 2021
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended				*
10.1	2020 Stock Incentive Plan, as amended	S-1	333-259973	10.2	October 1, 2021
10.2	Form of Stock Option Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.3	October 1, 2021
10.3	Form of Restricted Stock Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.4	October 1, 2021
10.4	2021 Stock Incentive Plan	S-1	333-259973	10.5	October 18, 2021
10.5	Form of Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.6	October 18, 2021
10.6	Form of Non-Employee Director Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.7	October 18, 2021
10.7	2021 Employee Stock Purchase Plan	S-1	333-259973	10.8	October 18, 2021
10.8	Loan and Security Agreement, dated as of November 21, 2019, as amended, by and between the Registrant and Pacific Western Bank	S-1	333-259973	10.10	October 1, 2021
10.9#	Letter Agreement, dated September 30, 2021, by and between the Registrant and René Russo	S-1	333-259973	10.15	October 1, 2021
10.10#	Letter Agreement, dated September 30, 2021, by and between the Registrant and Martin Huber	S-1	333-259973	10.17	October 1, 2021
10.11	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-259973	10.20	October 1, 2021
10.12	Director Compensation Policy	S-1	333-259973	10.9	October 1, 2021
10.13†	Cross-License Agreement, dated as of December 16, 2020, by and between the Registrant and AskGene Pharma, Inc.	S-1	333-259973	10.11	October 1, 2021
10.14†	Amended and Restated Exclusive License Agreement, dated as of August 16, 2016, by and between the Registrant and City of Hope	S-1	333-259973	10.12	October 1, 2021
10.15†	License Agreement, dated as of September 26, 2016, as amended, by and between the Registrant and WuXi Biologics (Hong Kong) Limited	S-1	333-259973	10.13	October 1, 2021

10.16	Lease, dated as of August 26, 2019, as amended, by and between the Registrant and PPF off 828-830 Winter Street, LLC	S-1	333-259973	10.14	October 1, 2021
10.17	Service Agreement, dated June 11, 2020, as amended, by and between the Registrant and Daniel S. Lynch	S-1	333-259973	10.19	October 1, 2021
10.18	Letter Agreement, dated May 24, 2019, by and between the Registrant and Joseph Farmer	S-1	333-259973	10.16	October 1, 2021
10.19	Separation Agreement, dated March 12, 2021, by and between the Registrant and Joseph Farmer	S-1	333-259973	10.18	October 1, 2021
10.20#	Letter Agreement, dated September 30, 2021, by and between the Registrant and Salvatore Giovine				*
21.1	Subsidiaries of the Registrant	S-1	333-259973	21.1	October 1, 2021
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†

Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and is a type of information that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XILIO THERAPEUTICS, INC.

Date: March 1, 2022	By:	/s/ René Russo
René Russo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Russo	President and Chief Executive Officer	March 1, 2022
René Russo	(Principal Executive Officer)

/s/ Salvatore Giovine	Chief Financial Officer	March 1, 2022
Salvatore Giovine	(Principal Financial and Accounting Officer)

/s/ Daniel S. Lynch	Chairman of the Board	March 1, 2022
Daniel S. Lynch

/s/ Paul Clancy	Director	March 1, 2022
Paul Clancy

/s/ Dan Curran	Director	March 1, 2022
Dan Curran

/s/ Michael Ross	Director	March 1, 2022
Michael Ross

/s/ Christina Rossi	Director	March 1, 2022
Christina Rossi

/s/ Sara Bonstein	Director	March 1, 2022
Sara Bonstein

/s/ Yuan Xu	Director	March 1, 2022
Yuan Xu

Xilio Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xilio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xilio Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, preferred units and convertible preferred stock and members’ and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 1, 2022

XILIO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$198,053	$19,238
Prepaid expenses and other current assets	4,464	1,352
Total current assets	202,517	20,590
Restricted cash	1,553	1,551
Property and equipment, net	7,620	7,367
Operating lease right-of-use asset	5,977	6,309
Other non-current assets	393	500
Total assets	$218,060	$36,317
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,144	$5,444
Accrued expenses	8,751	13,732
Operating lease liability, current portion	801	564
Notes payable, current portion	—	2,333
Other current liabilities	82	82
Total current liabilities	12,778	22,155
Notes payable, net of current portion	9,628	7,412
Operating lease liability, net of current portion	10,107	10,908
Other liabilities, long-term	118	1,127
Total liabilities	32,631	41,602
Commitments and contingencies (Note 8)
Convertible preferred stock (Series A, A-1, A-2(A), A-2(A-1), B and C), $0.0001 par value, no shares authorized and no shares issued and outstanding at December 31, 2021; 133,602,056 shares authorized and 66,788,528 shares issued and outstanding at December 31, 2020; aggregate liquidation preference of $0 and $80,250 at December 31, 2021 and December 31, 2020, respectively	—	78,002
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2021; no shares authorized, issued or outstanding at December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 27,468,950 shares issued and 27,358,375 shares outstanding at December 31, 2021; 126,000,000 shares authorized, 973,898 shares issued and 689,929 shares outstanding at December 31, 2020	3	—
Additional paid-in capital	346,312	1,799
Accumulated deficit	(160,886)	(85,086)
Total stockholders’ equity (deficit)	185,429	(83,287)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$218,060	$36,317

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$51,188	$43,910
General and administrative	23,856	10,653
Total operating expenses	75,044	54,563
Loss from operations	(75,044)	(54,563)
Other income (expense), net
Other expense, net	(756)	(656)
Total other income (expense), net	(756)	(656)
Net loss and comprehensive loss	$(75,800)	$(55,219)
Net loss per share, basic and diluted	$(13.52)	$(105.42)
Weighted average common shares outstanding, basic and diluted	5,606,308	523,786

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND CONVERTIBLE PREFERRED STOCK AND

MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except unit and share data)

							Series A		Series A-1		Series B								Total
	Series A		Series A‑1		Series B		Convertible		Convertible		Convertible								Members’ and
	Preferred Units		Preferred Units		Preferred Units		Preferred Stock		Preferred Stock		Preferred Stock		Common Units		Common Stock		Additional	Accumulated	Stockholders’
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2019	7,500,000	$7,309	19,565,216	$20,740	31,818,174	$39,984	—	$—	—	$—	—	$—	409,303	$—	—	$—	$344	$(29,867)	$(29,523)
Issuance of Series B Preferred units, net of issuance costs of $31	—	—	—	—	7,905,138	9,969	—	—	—	—	—	—	—	—	—	—	—	—	—
Effect of reorganization	(7,500,000)	(7,309)	(19,565,216)	(20,740)	(39,723,312)	(49,953)	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	(409,303)	—	409,303	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	251,732	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28,894	—	159	—	159
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,296	—	1,296
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,219)	(55,219)
Balance at December 31, 2020	—	$—	—	$—	—	$—	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	689,929	$—	$1,799	$(85,086)	$(83,287)

	Series A		Series A‑1		Series B		Series C						Total
	Convertible		Convertible		Convertible		Convertible				Additional		Members’ and
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	689,929	$—	$1,799	$(85,086)	$(83,287)
Issuance of Series B convertible preferred stock, net of issuance costs of $50	—	—	—	—	39,723,312	50,200	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $314	—	—	—	—	—	—	68,271,641	94,686	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(7,500,000)	(7,309)	(19,565,216)	(20,740)	(79,446,624)	(100,153)	(68,271,641)	(94,686)	18,398,248	2	222,886	—	222,888
Issuance of common stock upon initial public offering, net of issuance costs of $13,547	—	—	—	—	—	—	—	—	8,119,106	1	116,358	—	116,359
Conversion of warrant liability to equity upon initial public offering	—	—	—	—	—	—	—	—	—	—	28	—	28
Vesting of restricted common stock	—	—	—	—	—	—	—	—	103,192	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	47,900	—	283	—	283
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,958	—	4,958
Net loss	—	—	—	—	—	—	—	—	—	—	—	(75,800)	(75,800)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	27,358,375	$3	$346,312	$(160,886)	$185,429

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(75,800)	$(55,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,499	1,065
Non-cash interest expense	173	39
Equity-based compensation expense	4,958	1,296
Loss on disposal of property and equipment	19	—
Change in fair value of warrant and derivative liabilities	203	126
Changes in operating assets and liabilities:
Prepaid and other assets	(3,136)	2,282
Operating lease right-of-use asset	332	299
Accounts payable	(2,818)	2,926
Accrued expenses and other liabilities	(5,617)	11,510
Operating lease liability	(564)	(415)
Net cash used in operating activities	(80,751)	(36,091)
Cash flows from investing activities:
Purchases of property and equipment	(1,100)	(2,188)
Net cash used in investing activities	(1,100)	(2,188)
Cash flows from financing activities:
Repayments of debt principal	(1,000)	—
Proceeds from debt issuance, net of issuance costs	975	—
Payments of finance lease	(85)	(99)
Payment of success fee	(750)	—
Proceeds from issuance of Series B preferred units, net of issuance costs	—	9,969
Proceeds from issuance of convertible preferred stock, net of issuance costs	144,886	—
Proceeds from initial public offering, net of issuance costs	116,359	—
Proceeds from exercise of stock options	283	159
Net cash provided by financing activities	260,668	10,029
Increase (decrease) in cash, cash equivalents & restricted cash	178,817	(28,250)
Cash, cash equivalents and restricted cash, beginning of period	20,789	49,039
Cash, cash equivalents and restricted cash, end of period	$199,606	$20,789
Supplemental cash flow disclosure:
Cash paid for interest	$492	$536
Supplemental disclosure of non-cash activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$222,888	—
Capital expenditures included in accounts payable or accrued expenses	$539	$—
Recognition of derivative liability in connection with long-term debt facility	$250	$—
Conversion of warrant liability to equity upon initial public offering	$28	—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$39
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$423
Tenant improvements funded by landlord	$—	$2,827

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Organization and Liquidity

Description of Business

Xilio Therapeutics, Inc., incorporated in Delaware in June 2020, is a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer.

For purposes of these consolidated financial statements, the “Company” refers to Xilio Therapeutics LLC (formerly Akriveia Therapeutics Inc., Akriveia Therapeutics LLC and Akrevia Therapeutics LLC) prior to the reorganization described below, and Xilio Therapeutics, Inc. after such reorganization. The Company’s headquarters are based in Waltham, Massachusetts.

Organization

Akriveia Therapeutics Inc. was incorporated in Delaware in June 2015. In May 2016, Akriveia Therapeutics Inc. completed its first tax free reorganization and the parent entity became Akriveia Therapeutics LLC. Akriveia Therapeutics LLC subsequently changed its name to Akrevia Therapeutics LLC in May 2018 and then to Xilio Therapeutics LLC in February 2020. In June 2020, the Company completed a series of transactions pursuant to which Xilio Therapeutics LLC became a direct, wholly owned subsidiary of Xilio Therapeutics, Inc., and all of the outstanding membership interests of Xilio Therapeutics LLC were exchanged for equity securities of Xilio Therapeutics, Inc. and Xilio Therapeutics, Inc. became the parent entity (the “Reorganization”). The purpose of the transaction was to reorganize the corporate structure so that existing investors would own capital stock in a corporation rather than equity interests in a limited liability company.

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

On October 26, 2021, the Company completed its initial public offering (“IPO”) of common stock and issued and sold an aggregate of 7,353,000 shares of its common stock at a public offering price of $16.00 per share, and on November 1, 2021, the Company issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the partial exercise by the underwriters of their option to purchase additional shares. The Company received aggregate gross proceeds of $129.9 million or aggregate net proceeds of $116.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all shares of the Company’s then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock (see Note 11).

Prior to its IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred units and convertible preferred stock and a debt financing. As of December 31, 2021, the Company had cash and cash equivalents of $198.1 million. The Company expects that its cash and cash equivalents will be sufficient to meet the projected operating requirements and capital expenditures for at least twelve months from the date of issuance of these consolidated financial statements. The Company expects to continue to generate negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, including preclinical, clinical and manufacturing process development. Management’s conclusion with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that the Company either (1) irrevocably elects to “opt out” of such extended transition period or (2) no longer qualifies as an emerging growth company. The Company may take advantage of these exemptions up until December 31, 2026, or such earlier time that it is no longer an emerging growth company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Following the Reorganization, the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Xilio Therapeutics LLC, Xilio Concerto LLC (“Concerto”), Xilio Development, Inc. (“Xilio Development”) and Xilio Securities Corp., which is a Massachusetts subsidiary created to buy, sell and hold securities. All intercompany accounts and transactions have been eliminated.

Reverse Stock Split

The Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation, which became effective on October 15, 2021. The amendment effected a 1-for-9.5 reverse stock split of the Company’s issued and outstanding common stock and eliminated the minimum price per share of common stock for an underwritten public offering that would result in the automatic conversion of the Company’s outstanding convertible preferred stock. Accordingly, all common share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to accrued expenses, contingent amounts payable to third parties upon the consummation of specified transactions, including an initial public offering, the valuation of equity-based compensation, including incentive units, stock options and restricted common stock, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

Segment Information

The Company has one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer. The Company and its chief operating decision-maker view the Company’s operations and manage its business as a single operating segment. All of the Company’s long-lived assets are held in the United States.

Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. Restricted cash primarily represents a letter of credit issued to the landlord of the Company’s facility lease and is reflected in non-current assets on the accompanying consolidated balance sheets. Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$198,053	$19,238
Restricted cash	1,553	1,551
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$199,606	$20,789

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds all cash and cash equivalents at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and 2020, certain of the Company’s primary operating accounts significantly exceeded the FDIC limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on a third-party manufacturer to supply material and manufacturing process development services for its product candidates and related research and development activities. These research and development programs and activities could be adversely affected by a significant interruption in the supply of such products and services which could have a material adverse effect on the Company’s business, financial position and results of operations.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying values of the Company’s cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying value of the Company’s outstanding debt as of December 31, 2021 and 2020 approximates fair value based on the variable interest rate for the borrowings as well as the short duration of the term of the note. Items measured at fair value on a recurring basis include cash equivalents, the preferred warrant and contingent liabilities associated with the consummation of specified transactions, including an initial public offering.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Estimated Useful Life
Computers and software	3 years
Laboratory equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life or the remaining term of the lease

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred, while costs of major additions and betterments are capitalized.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment, and any leased assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets, is recorded. The estimated fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company did not recognize impairment charges during the years ended December 31, 2021 and 2020, respectively.

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in right-of-use lease assets (“ROU assets”) and in both the current portion of lease obligations and long-term lease obligations on the Company’s consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Assets subject to finance leases are included in other non-current assets and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease expense for finance leases is recognized as depreciation expense and interest expense using the effective interest method. The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the fixed rate at which the Company could borrow, on a collateralized basis, the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the ROU assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company has lease agreements with lease and non-lease components, which are accounted for as a combined element.

Research and Development Costs and Accruals

Research and development expenses are expensed as incurred and consist of costs incurred in performing research and development activities, including compensation related expenses for research and development personnel, preclinical and clinical activities including cost of supply and manufacturing process development activities, overhead expenses including facilities expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation of equipment. Upfront payments made for the licensing of technology are expensed as research and development expenses in the period in which they are incurred. In general, contingent payments are recognized when it becomes probable the payment will be required. Any contingent payments that qualify as a derivative liability are recognized at fair value on the Company’s consolidated balance sheets. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The Company records accruals for estimated ongoing research and development costs, including costs associated with contracts with third-party contract research organizations and contract manufacturing organizations. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the preclinical studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Acquired In-Process Research and Development (“IPR&D”)

If the Company acquires an asset or group of assets under an in-licensing arrangement that does not meet the definition of a business under ASC Topic 805, Business Combinations, and the acquired IPR&D does not have an alternative future use, it is expensed on its acquisition date in accordance with guidance in ASC Topic 730, Research and Development. Contingent payments for the assets acquired are expensed or capitalized based on the nature of the associated asset at the date the payment is recognized.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Equity-Based Compensation

The Company accounts for equity awards, including grants of incentive units, common units, restricted stock and stock options, in accordance with ASC 718, Compensation—Stock Compensation (“Topic  718”). Topic  718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values.

There are significant judgments and estimates inherent in the determination of the fair value of the common securities. After the completion of the Company’s IPO, the Company considers the fair value of common stock to be equal to its current share price. If applicable, the current share price is adjusted to reflect material nonpublic information known to the company but unavailable to market participants. Prior to the completion of the Company’s IPO, the Company determined the fair value of the underlying common stock based on input from management and approved by the Company’s board of directors, which utilized the valuation of the Company’s enterprise value determined utilizing various methods including the market adjusted equity value method, guideline initial public offering method, transactions method, recent transactions method, option-pricing method, or a hybrid method. The total enterprise value was then allocated to the various outstanding equity instruments, including the underlying common stock, utilizing the option-pricing method.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which uses as inputs the estimated fair value of common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock.

For awards with service-based vesting conditions, the Company recognizes equity-based compensation expense on a ratable basis over the vesting period. For awards subject to performance conditions, the Company recognizes equity-based compensation expense using an accelerated recognition method over the remaining service period when the Company determines the achievement of the performance condition is probable. The Company uses judgement to determine whether and, if so, how many awards are deemed probable of vesting at each reporting period. The Company recognizes forfeitures as they occur. The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss consistent with the classification of the award recipient’s compensation expense.

Convertible Preferred Stock

The Company records all shares of convertible preferred stock at their respective fair values on the dates of issuance less issuance costs. The Company classifies its convertible preferred stock outside of stockholders’ deficit when the redemption of such shares is outside the Company’s control. The Company does not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such stock until such time as a deemed liquidation event is probable of occurring.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. The Company did not have any items of comprehensive income or loss other than net loss for the years ended December 31, 2021 and 2020.

Net Loss Per Share

The Company applies the two-class method to compute basic and diluted net loss per share because it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires losses available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all losses for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes shares of restricted common stock that are not vested. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding, as applicable, after giving consideration to the dilutive effect of preferred units, convertible preferred stock, incentive units, stock options, restricted common stock and warrants that are outstanding during the period. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Income Taxes

Prior to the Reorganization, Xilio Therapeutics LLC elected to be treated under the partnership provisions of the Internal Revenue Code. Accordingly, all income and deductions of Xilio Therapeutics LLC were recorded on its members’ individual tax returns and no taxes were recorded by Xilio Therapeutics LLC. Xilio Development and Concerto, the wholly owned subsidiaries of Xilio Therapeutics LLC, were taxed as C-corporations for federal income tax purposes and filed separate corporate income tax returns from the LLC entity. Upon the consummation of the Reorganization, Xilio Therapeutics, Inc. became the 100% owner of Xilio Therapeutics LLC, creating a new corporate parent company and a consolidated group for income tax reporting. The Reorganization and change in tax status of the reporting entity did not have an impact on the consolidated tax provision.

Income taxes for Xilio Therapeutics, Inc. are recorded in accordance with ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, deferred income tax assets and liabilities are recognized based on future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized as income or expense in the period that a valuation allowance for any income tax benefits of which future realization is not more likely than not.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. At December 31, 2021 and 2020, the Company had not identified any significant uncertain tax positions.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 on October 1, 2021, and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities was determined as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$—	$—	$—	$—
Total financial assets	$—	$—	$—	$—
Financial liabilities:
Debt derivative liability	$396	$—	$—	$396
Other derivative liability	407	—	—	407
Warrant to purchase Series A convertible preferred stock	22	—	—	22
Total financial liabilities	$825	$—	$—	$825

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$8,534	$8,534	$—	$—
Total financial assets	$8,534	$8,534	$—	$—

During the years ended December 31, 2021 and 2020, the Company did not hold any investments and there were no transfers between Level 1, Level 2, and Level 3.

In May 2016, the Company issued to a consultant a warrant to purchase 25,000 Series A preferred units at a price of $1.00 per unit. Effective upon the Reorganization, the preferred unit warrant was converted into a warrant to purchase 25,000 shares of Series A convertible preferred stock at a price of $1.00 per share. The fair value of the warrant liability utilized the Black-Scholes option-pricing model which incorporated significant inputs not observable in the market, and thus represented a Level 3 measurement within the fair value hierarchy. Based on the terms and conditions of the warrant, upon the completion of the Company’s IPO the warrant to purchase 25,000 shares of Series A convertible preferred stock automatically became a warrant to purchase 2,631 shares of common stock. Upon conversion into a warrant to purchase common stock, the Company concluded that the warrant met the definition of an equity instrument and the fair value of the warrant at the time of conversion, determined using the Black-Scholes option pricing model, was reclassified from other liabilities, long-term to additional paid-in capital.

The fair values of the debt derivative liability and the other derivative liability that were contingently payable upon the consummation of specified transactions, including an initial public offering, were based on significant inputs not observable in the market, including estimates regarding the probability of certain potential future events and outcomes and estimates regarding timing of those events and outcomes, with an applied discount rate representative of time value that represents a Level 3 measurement within the fair value hierarchy. The debt derivative liability and other derivative liability were paid during the year ended December 31, 2021 subsequent to the completion of the Company’s IPO. Accordingly, there was no amount recorded for the debt derivative liability and other derivative liability in the Company’s consolidated balance sheet as of December 31, 2021.

The following table summarizes the changes in the fair market value of the Company’s warrant liability, debt derivative liability and other derivative liability, which are classified within the Level 3 fair value hierarchy (in thousands):

				Total
		Debt	Other	level 3
	Warrant	derivative	derivative	financial
	liability	liability	liability	liabilities
Balance at December 31, 2019	$17	$357	$—	$374
Recognition of other derivative liability	—	—	325	325
Change in fair value of liability	5	39	82	126
Balance at December 31, 2020	$22	$396	$407	$825
Change in fair value of liability	6	354	93	453
Settlement of liability	—	(750)	(500)	(1,250)
Conversion of warrant liability to equity upon initial public offering	(28)	—	—	(28)
Balance at December 31, 2021	$—	$—	$—	$—

4. Property and Equipment, Net

Property and equipment, net consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory equipment	$3,805	$2,925
Computers and software	228	228
Furniture and fixtures	636	482
Leasehold improvements	5,124	5,092
Construction in process	539	—
Total property and equipment	$10,332	$8,727
Less accumulated depreciation	(2,712)	(1,360)
Property and equipment, net	$7,620	$7,367

The Company incurred depreciation and amortization expense related to property and equipment, net of $1.4 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
External research and development	$2,794	$11,060
Personnel-related	5,145	2,013
Professional and consulting fees	491	481
Other	321	178
Total accrued expenses	$8,751	$13,732

6. Loan and Security Agreement

Initial Loan Agreement

In November 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”), as amended by a first amendment, dated March 12, 2021, and a second amendment, dated May 10, 2021 (the “Initial Loan Agreement”). Pursuant to the Initial Loan Agreement, the Company borrowed $10.0 million under a term loan. Interest on the outstanding initial loan balance accrued at a variable annual rate equal to the greater of (i) the prime rate, as defined in the Loan Agreement, plus 0.25% or (ii) 5.00%. The Company was required to make interest-only payments on the loan on a monthly basis through May 21, 2021. Subsequent to the interest-only period, the Company was required to make equal monthly payments of principal plus interest until the scheduled loan maturity on November 21, 2023. In addition, under the Initial Loan Agreement, the Company was obligated to pay a one-time $0.5 million fee to PacWest upon the occurrence of specified liquidation events, including an initial public offering. The fee represented a derivative instrument that the Company bifurcated from the debt arrangement and carried at fair value with any changes in such fair value recorded to other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. This debt derivative is recorded as a component of other liabilities, long-term on the Company’s consolidated balance sheets. Upon the closing of the loan, the fair value of the debt derivative liability was $0.4 million that, together with certain legal and other fees incurred by the Company and associated with the Loan Agreement, was recognized as a debt discount and reflected as a reduction in the carrying value of the debt. The debt discount has been accreted and recognized as additional interest expense over the term of the Loan Agreement using the effective interest method.

Amended Loan Agreement

On September 17, 2021, the Company entered into a third amendment to the Initial Loan Agreement (as amended, the “Amended Loan Agreement” and together with the Initial Loan Agreement, the “Loan Agreement”), pursuant to which the Company borrowed $10.0 million under a new term loan and used the proceeds of such new term loan to repay the outstanding balance on the prior term loan. In addition, as a result of the amendment, prior to December 31, 2022, the Company has the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million. Interest on amounts outstanding under the Loan Agreement accrue at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As a result of the amendment, the Company is required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, the Company will be required to make equal monthly payments of principal plus interest until the loan matures on June 30, 2024. In addition, under the Amended Loan Agreement, the one-time fee the Company was obligated to pay to PacWest upon the occurrence of specified liquidation events, including an initial public offering, was increased from $0.5 million to an amount between $0.8 million and $1.0 million, depending on the timing and occurrence of specified events, including the closing of the IPO. The Company paid the one-time fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. As a result of the amendment, the Company is also obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to September 17, 2022, which is approximately one year from the date of the amendment to the loan and security agreement. Using the net present value method, the Company concluded the amendment should be accounted for as a debt modification as the present value of the remaining cash flows of the amended term loan are not substantially different from the present value of the remaining cash flows of the initial term loan.

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

The Company has determined that the risk of subjective acceleration under the material adverse effect clause is not probable and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of December 31, 2021, the Company was in compliance with all covenants under the Loan Agreement.

The Company has the following minimum aggregate future loan payments under the Loan Agreement at December 31, 2021 (in thousands):

Minimum Loan
Payments
2022	$—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(372)
Total notes payable	$9,628

The Company recognized $0.6 million of interest expense related the Loan Agreement during each of the years ended December 31, 2021 and 2020, respectively, which is reflected in other income (expense), net on the consolidated statements of operations and comprehensive loss.

7. Intellectual Property Licenses

Cross-License Agreement with AskGene

In December 2020, Xilio Development entered into a cross-license agreement with AskGene Pharma, Inc. (“AskGene”) pursuant to which AskGene granted Xilio Development certain exclusive licenses for AskGene patent rights related to non-antigen binding IL-2 products in the field of oncology and certain co-exclusive licenses for AskGene patent rights related to antigen binding IL-2 products in all fields. In addition, subject to the terms of the agreement and during the time period specified, AskGene granted Xilio Development an option to certain exclusive licenses for AskGene patent rights related to non-antigen binding IL-15 products in the field of oncology and certain co-exclusive licenses for AskGene patent rights related to antigen binding IL-15 products in all fields. Under the agreement, AskGene retains rights to the AskGene patent rights in Singapore, Thailand, Malaysia, Vietnam, the People’s Republic of China, Taiwan, Macau, Hong Kong, Korea and India (the “AskGene territory”), and granted licenses to Xilio Development for the AskGene patent rights worldwide, excluding the AskGene territory (the “Xilio Development territory”).

Under the agreement, Xilio Development was required to pay AskGene an upfront payment of $6.0 million, and for each licensed product, Xilio Development is obligated to pay AskGene up to $13.0 million in the aggregate upon the achievement of specified regulatory milestones. If Xilio Development exercises its option for the IL-15 licenses during the option period, Xilio Development will be obligated to pay AskGene a $4.0 million option exercise fee. In addition, subject to specified conditions, for any IL-2 licensed product, Xilio Development is obligated to pay AskGene percentage royalties in the mid-single digits on aggregate annual net sales of IL-2 licensed products in the Xilio Development territory during the applicable royalty term, and if Xilio Development exercises its option for AskGene’s IL-15 patent rights, then for any IL-15 licensed product, Xilio Development is obligated to pay AskGene percentage royalties in the low single digits on aggregate annual net sales of IL-15 licensed products in the Xilio Development territory during the applicable royalty term.

During the term of the agreement, AskGene has agreed not to exploit the following in the field of oncology in the Xilio Development territory: (i) any non-antigen binding IL-2 product, and (ii) if Xilio Development exercises its option for AskGene’s IL-15 patent rights, any non-antigen binding IL-15 product.

In addition, under the agreement, Xilio Development granted a non-exclusive, royalty-free, non-transferable, worldwide license to AskGene for specified Xilio Development patent rights related to non-antigen binding IL-2 products in the field of immunology and for specified Xilio Development patent rights related to antigen binding IL-2 products in all fields. In addition, subject to the terms of the agreement and during the time period specified, Xilio Development granted AskGene an option to obtain an exclusive, royalty-bearing, non-transferable, worldwide license for specified Xilio Development patent rights related to non-antigen binding IL-2 products in the field of immunology and an option to obtain a co-exclusive, royalty-bearing, non-transferable, worldwide license for specified Xilio Development patent rights related to antigen binding IL-2 products in all fields. If AskGene exercises its option, the parties would negotiate and enter into a license agreement, and AskGene would be obligated to pay Xilio Development up to $17.0 million in aggregate upfront and milestone payments for each licensed product. In addition, subject to specified conditions, for any IL-2 licensed product, AskGene is obligated to pay Xilio Development percentage royalties in the low single digits on aggregate annual net sales of IL-2 licensed products in the AskGene territory during the applicable royalty term.

The Company accounted for the agreement as an asset acquisition, as the Company only acquired licenses to specified patents from AskGene (an input) and no additional processes or outputs as a part of the agreement. The $6.0 million upfront payment was recorded as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2020, as the acquired licenses were determined to have no alternative future use and the technological feasibility of the intellectual property has not yet been reached. The upfront payment was paid in installments between December 2020 and February 2021, with $1.0 million paid as of December 31, 2020. The remaining $5.0 million was paid during the three months ended March 31, 2021 and was recorded within accrued expenses in the accompanying consolidated balance sheets as of December 31, 2020. Any additional payments that are contingent upon achievement of development and regulatory milestones or upon sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

Amended and Restated Exclusive License Agreement with City of Hope

In August 2016, the Company entered into an amended and restated exclusive license agreement with City of Hope pursuant to which City of Hope granted the Company an exclusive worldwide license to specified patent rights related to the Company’s anti-CTLA-4 monoclonal antibody program.

Under the agreement, the Company issued 24,019 common units to City of Hope. For the first three licensed products or licensed services to achieve specified development and regulatory milestones, the Company is obligated to pay City of Hope up to $10.3 million in the aggregate per licensed product or licensed service. In addition, subject to specified conditions, the Company is obligated to pay City of Hope tiered royalties in the low single digits on aggregate annual net sales of licensed products or licensed services on a country-by-country basis until the expiration of the last-to-expire patent or patent application licensed from City of Hope covering the applicable licensed product or licensed service in such country. The Company is also obligated to pay City of Hope a portion of any consideration the Company receives for the grant of sublicenses under the agreement ranging from a low double digit to mid-twenties percentage of such consideration to low double digit percentage of such consideration, subject to specified conditions under that agreement at the time that the Company grants any such sublicense. The Company incurred $0.3 million in costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2021. The Company incurred no costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2020. In each of the years ended December 31, 2021 and 2020, the Company incurred $10,000 under this agreement, which was recognized as research and development expense in the consolidated statements of operations and comprehensive loss.

In addition, the Company was obligated to pay $0.5 million to City of Hope in connection with the consummation of specified transactions, including an initial public offering. The Company accounted for the $0.5 million contingent payment as a derivative liability. The derivative liability was initially recognized at fair value with any changes in such fair value recorded to other income (expense), net in the accompanying consolidated statement of operations and comprehensive loss. The derivative liability was included in other liabilities, long term on the consolidated balance sheet as of December 31, 2020, and was paid during the fourth quarter of the year ended December 31, 2021 subsequent to the completion of the Company’s IPO. Any additional payments that are contingent upon achievement of development and regulatory milestones or upon sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

CTLA-4 Monoclonal Antibody License Agreement with WuXi Biologics

In September 2016, the Company entered into a license agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), as amended in December 2017, pursuant to which WuXi Biologics granted the Company an exclusive worldwide license to specified monoclonal antibodies and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to the Company’s anti-CTLA-4 monoclonal antibody program.

For each product that exploits the rights licensed under the agreement, the Company is obligated to pay WuXi Biologics up to approximately $25.8 million in the aggregate for specified development and regulatory milestones. In addition, subject to specified conditions, the Company is obligated to pay WuXi Biologics tiered royalties in the low to mid-single digits on aggregate annual worldwide net sales of licensed products during the applicable royalty term.

The Company incurred $0.8 million and $1.0 million in costs related to the payment of specified development milestones under the agreement during the years ended December 31, 2021 and 2020, respectively. Any additional payments that are contingent upon the achievement of development and regulatory milestones or sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

8. Commitments and Contingencies

Purchase Commitments

In the normal course of business, the Company enters into agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, and such contracts are generally cancellable by the Company for convenience by providing up to 90 days notice. The Company may be subject to certain termination fees or wind down costs upon termination of these agreements.

Leases

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has a right to a five-year option to extend at then-market rates. The Company took possession of the premises in August 2019 and began tenant improvement, toward which the landlord agreed to fund a maximum of $4.9 million of such improvements. The Company included the expected landlord reimbursement amount of $4.9 million as a reduction to the amount of future minimum lease payments used to calculate the lease liability at lease commencement. The Company received reimbursement for tenant improvements in the amount of $2.0 million during the year ended December 31, 2019 and $2.9 million during the year ended December 31, 2020. Any reimbursement payments either received from the landlord, or due to be received from the landlord, have been recorded as an increase to the operating lease liability. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the new leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of December 31, 2021 and 2020, the Company has a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market fund, which is recorded as restricted cash on the consolidated balance sheets.

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Operating lease cost	$1,225	$1,225
Variable lease cost	—	—
Total lease costs	$1,225	$1,225
Finance lease cost:
Amortization of right of use asset	$85	$35
Interest on lease liability	16	8

Supplemental balance sheet information related to the leases was as follows (in thousands, except for remaining lease term and discount rates):

	Year Ended
	December 31,
	2021	2020
Operating Lease:
Operating lease right-of-use asset	$5,977	$6,309
Operating lease liability, current portion	$801	$564
Operating lease liability, net of current portion	$10,107	$10,908
Finance Lease:
Other non-current assets	$303	$388
Other current liabilities	82	82
Other liabilities, long-term	118	187
Weighted-average remaining lease term (in years):
Operating lease	8.17	9.17
Finance lease	2.70	3.70
Weighted-average discount rate:
Operating lease	8.0%	8.0%
Finance lease	6.9%	6.9%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,392	$1,343
Financing cash flows from finance leases	85	99

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows (in thousands):

	Operating Lease	Finance Lease
2022	$1,634	$85
2023	1,683	85
2024	1,733	49
2025	1,785	—
2026	1,839	—
Thereafter	6,361	—
Total future minimum lease payments	$15,035	$219
Present value adjustment	(4,127)	(19)
Present value of lease liabilities	$10,908	$200

Legal Proceedings

From time to time, the Company may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020.

Guarantees and Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors that may require the Company to indemnify its directors against liabilities that may arise by reason of their status or service as directors to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

9. Member Units

Prior to the Reorganization, all interests of members in distributions and other amounts were represented by their units of membership in the Company as specified in its LLC Agreement. There were two classes of units, capital units and incentive units. Capital units were comprised of common units and preferred units, which represented a capital interest in the Company, while incentive units represented profits interests within the meaning of IRS Revenue Procedures 93-27 and 2001-43. The various classes of capital units are described below.

Common Units

As part of the Reorganization in June 2020, all common units were converted to common stock. As a result, as of December 31, 2021 and 2020, there were no outstanding common units.

Preferred Units

Prior to the Reorganization in June 2020, the Company had sold Series A, A‑1, and B preferred units, including a tranche of 7,905,138 Series B Convertible Preferred Units issued in February 2020 that resulted in proceeds of $10.0 million net of issuance costs, which were collectively considered the preferred units. As part of the Reorganization in June 2020, all preferred units were converted to preferred stock. As a result, as of December 31, 2021 and 2020, there were no outstanding preferred units.

10. Reorganization

In connection with the Reorganization:

●	Holders of Xilio Therapeutics LLC outstanding Series A preferred units received one share of Xilio Therapeutics, Inc. Series A convertible preferred stock for each Series A preferred unit held immediately prior to the Reorganization, with an aggregate of 7,500,000 shares of Xilio Therapeutics, Inc. Series A convertible preferred stock issued in the Reorganization;
●	Holders of Xilio Therapeutics LLC outstanding Series A-1 preferred units received one share of Xilio Therapeutics, Inc. Series A-1 convertible preferred stock for each Series A-1 preferred unit held immediately prior to the Reorganization, with an aggregate of 19,565,216 shares of Xilio Therapeutics, Inc. Series A-1 convertible preferred stock issued in the Reorganization;
●	Holders of Xilio Therapeutics LLC outstanding Series B preferred units received one share of Xilio Therapeutics, Inc. Series B convertible preferred stock for each Series B preferred unit held immediately prior to the Reorganization, with an aggregate of 39,723,312 shares of Xilio Therapeutics, Inc. Series B convertible preferred stock issued in the Reorganization;
●	Holders of Xilio Therapeutics LLC outstanding common units received one share of Xilio Therapeutics, Inc. common stock for each outstanding common unit held immediately prior to the Reorganization, with an aggregate of 409,303 shares of common stock issued in the Reorganization;
●	Holders of Xilio Therapeutics LLC outstanding incentive units received shares of Xilio Therapeutics, Inc. restricted common stock in an amount equal in value of such incentive units as determined by the applicable provisions of the Xilio Therapeutics LLC Agreement in effect immediately prior to the Reorganization, with an aggregate of 552,546 shares of common stock and restricted stock issued in the Reorganization. The restricted common stock awards in Xilio Therapeutics, Inc. were issued with the same vesting terms as the incentive units held immediately prior to the Reorganization; and
●	The outstanding warrant to purchase 25,000 Series A preferred units of Xilio Therapeutics LLC at $1.00 per unit was converted to a warrant to purchase 25,000 shares of Xilio Therapeutics, Inc. Series A convertible preferred stock at the same purchase price.

In evaluating the Reorganization, the Company considered that (i) with the exception of holders of incentive units, there were no changes in ownership interest held by each stockholder as a result of the Reorganization, (ii) the changes in the overall ownership interest of the Company resulting from the changes in ownership interest related to the holders of incentive units as a result of the Reorganization is not significant and (iii) the Reorganization occurred between a parent and wholly owned subsidiary, where the parent, Xilio Therapeutics LLC, had no substantive operations. Based on this evaluation, the Company determined that the Reorganization lacked economic substance and should be accounted for in a manner consistent with a common control transaction. Similarly, there was no significant change in fair value between the stockholders, individually or as a class, and the Company determined that the exchange of shares occurring in the Reorganization should be accounted for as a modification of equity securities.

11. Preferred Stock and Common Stock

Undesignated Preferred Stock

On October 26, 2021, in connection with the closing of the Company’s IPO, the Company amended and restated its Certificate of Incorporation authorizing the Company to issue 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share.

Convertible Preferred Stock

Upon the closing of the IPO in October 2021, all shares of the Company’s then outstanding convertible preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock. There was no convertible preferred stock outstanding as of December 31, 2021.

As of December 31, 2020, the Company had authorized 126,000,000 shares of common stock and 133,602,056 shares of convertible preferred stock, which consisted of the following: 7,525,000 shares of Series A convertible preferred stock, 19,565,216 shares of Series A-1 convertible preferred stock, 7,500,000 shares of Series A-2(A) convertible preferred stock, 19,565,216 shares of Series A-2(A-1) convertible preferred stock, and 79,446,624 shares of Series B convertible preferred stock (collectively, the “Convertible Preferred Stock”).

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

The Company evaluated the convertible preferred stock and determined that they should be considered an “equity host” and not a “debt host.” The evaluation was necessary to determine if any embedded features required bifurcation and separate accounting as a derivative financial instrument. The Company’s analysis was based on a consideration of the economic characteristics and risks and more specifically, evaluated all the stated and implied substantive terms and features including (i) whether the convertible preferred stock included redemption features, (ii) how and when any redemption features could have been exercised, (iii) whether the convertible preferred stock were entitled to dividends, (iv) the voting rights of the convertible preferred stock and (v) the existence and nature of any conversion rights. As a result of its evaluation that the convertible preferred stock is an “equity host,” the various embedded conversion options are not considered a separate, embedded derivative.

As of December 31, 2020, Convertible Preferred Stock consisted of the following (in thousands, except share amounts):

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

The terms of the Convertible Preferred Stock prior to the conversion to common stock were as follows:

Liquidation

In the event of any liquidation, dissolution or winding up of affairs of the Company (including a change of control), distributions would have first been made to holders of the Series B convertible preferred stock until, on a share by share basis, each share of Series B convertible preferred stock has been distributed its original issuance price ($1.265) plus any declared but unpaid dividends. After distribution to the Series B convertible preferred stock holders, the holders of Series A, Series A-1, Series A-2(A) and Series A-2(A-1) convertible preferred stock would have received a distribution until, on a share by share basis, each share of Series A, Series A-1, Series A-2(A) and Series A-2(A-1) convertible preferred stock had been distributed an amount equal to the Series A, Series A-1, Series A-2(A) and Series A-2(A-1) convertible preferred stock original issuance price plus any declared but unpaid dividends. The Series A, Series A-1, Series A-2(A) and Series A-2(A-1) convertible preferred stock issuance prices were $1.00, $1.15, $1.00, and $1.15 per stock, respectively. After distribution to the Series A, Series A-1, Series A-2(A) and Series A-2(A-1) holders, the holders of all securities as if all such securities had been converted to common stock, would have received a distribution until, on a share by share basis, each share of Convertible Preferred Stock holder had been distributed an amount equal to two and one-half times the sum of its respective original issuance price and declared but unpaid dividends after which the holders of common stock would have received a distribution until, on a common stock by common stock basis, each share of common stock had been distributed a catch-up amount such that the aggregate distributions made to the common stock were the same as the average aggregate distributions made to the Convertible Preferred Stock. Any remaining amounts would have been distributed to the holders of the common stock and Convertible Preferred Stock in proportion to the number of shares of stock held by each (on an as-converted basis).

Conversion

Shares of Convertible Preferred Stock may have been converted by the holder at any time into a number of shares of common stock equal to such number of shares as determined by dividing the original issue price by the conversion price in effect at the time. The conversion price of the Series A convertible preferred stock was equal to $9.50, the conversion price of the Series A-1 convertible preferred stock was equal to $10.93 and the conversion price of the Series B convertible preferred stock was equal to $12.02, in each case as of December 31, 2020. The conversion price was subject to adjustments in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s certificate of incorporation. Upon the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, in which the aggregate gross proceeds to the Company are at least $50 million, all outstanding Convertible Preferred Stock were to be automatically converted into a number of shares of common stock at the then applicable conversion rate.

If a defaulting purchaser failed to purchase the Series B convertible preferred stock it was required to purchase pursuant to the Series B Agreement, then each share of Convertible Preferred Stock held by such defaulting purchaser (and by any of such defaulting purchaser’s affiliates or any predecessor, transferor or assignor, successor, transferee or assign of such defaulting purchaser or such defaulting purchaser’s affiliates) would have automatically converted as follows: each 10 shares of Series B convertible preferred stock would have converted into 0.1053 shares of common stock, each share of Series A convertible preferred stock would have converted into one share of Series A-2(A) convertible preferred stock and each share of Series A-1 convertible preferred stock would have converted into one share of Series A-2(A-1) convertible preferred stock.

Voting

Holders of Convertible Preferred Stock vote together with the holders of common stock as a single class. Any action to be taken by the stockholders requires the approval of stockholders holding a majority of the outstanding shares of Convertible Preferred Stock and common stock, voting together as a single class on an as-converted basis, unless a different threshold is specifically required by law or by the Company’s certificate of incorporation.

Dividends

If any dividends were declared by the board of directors on the Convertible Preferred Stock, such dividends would have been at an annual rate of $0.060 per share of Series A convertible preferred stock, $0.069 per share of Series A-1 convertible preferred stock and $0.0759 per share of Series B convertible preferred stock, subject in each case to appropriate adjustment in the event of any dividend, split, combination or other similar recapitalization with respect to the applicable series of Convertible Preferred Stock, and were to be non-cumulative. Holders of Series A-2(A) and A-2(A-1) convertible preferred stock were not entitled to receive any dividends. Since inception, the Company has not declared any dividends.

Common Stock

Prior to the completion of the Company’s IPO, the voting, dividend and liquidation rights of the holders of shares of common stock were subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s convertible preferred stock. The rights, preferences and privileges of the Company’s common stock were as follows:

Voting

The holders of shares of common stock were entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting of stockholders.

Dividends

The holders of shares of common stock were entitled to receive dividends, if and when declared by the Company’s board of directors. Cash dividends could not be declared or paid to holders of shares of common stock until all unpaid dividends on Preferred Stock had been paid in accordance with their terms.

Subsequent to the completion of the Company’s IPO, the voting, dividend and liquidation rights of the holders of shares of common stock are subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s undesignated preferred stock, if and when such shares are issued. The rights, preferences and privileges of the Company’s common stock are as follows:

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting of stockholders.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. No dividends have been declared by the Company’s board of directors or paid by the Company to the holders of common stock since the issuance of the common stock.

Liquidation

Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, holders of the common stock will be entitled to receive, pro rata based on the number of shares held by each such holder, all assets of the Company available for distribution to its stockholders, subject to any preferential or other rights of any then outstanding preferred stock.

Shares Reserved for Future Issuance

As of December 31, 2021 and 2020, the Company had reserved shares of common stock for the conversion of outstanding Convertible Preferred Stock and for future issuance under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the 2021 Stock Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) as follows:

	December 31,	December 31,
	2021	2020
Shares of common stock reserved for conversion of convertible preferred stock outstanding	—	7,030,359
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2021 and 2020 Stock Incentive Plans	4,088,456	810,358
Shares of common stock reserved for future awards under the 2021 and 2020 Stock Incentive Plans	2,349,875	151,769
Shares of common stock reserved for purchase under the 2021 Employee Stock Purchase Plan	292,031	—
Total shares reserved for future issuance	6,732,993	7,995,117

12. Equity-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

In July 2020, the Company’s stockholders approved the 2020 Plan. Under the 2020 Plan, the Company was initially authorized to issue up to 991,021 shares of common stock to the Company’s employees, officers, directors, consultants, and advisors in the form of options, restricted stock awards or other stock-based awards. The 2020 Plan is administered by the board of directors, which has the power to determine the terms of the awards agreements, including the vesting requirements, provided that generally the exercise price per share of stock options granted could not be less than 100% of the fair market value of a share of the Company’s common stock on the date of grant, and the term of stock options granted could not exceed ten years. Vesting of stock options and restricted stock is subject to the recipient’s continued employment or service. The Company has the right to repurchase any unvested shares of restricted stock held by a recipient during the vesting period if the relationship between the recipient and the Company has terminated. For any awards under the 2020

Plan that expire or are terminated, surrendered, or canceled without having been fully exercised, if forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company), the unused common stock subject to such award shall again be available for the grant of future awards. Shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future awards. Shares of common stock may be withheld to satisfy applicable federal, state or local employment tax withholding obligations related to equity awards. Upon stock option exercise, the Company issues new shares and delivers them to the participant. As of December 31, 2020, the Company had issued service-based and performance-based stock options under the 2020 Plan. Stock options issued comprise awards granted to employees, non-employees, and directors.

During the year ended December 31, 2021, the Company amended its 2020 Plan to increase the common stock issuable under the 2020 Plan from 991,021 shares to 3,773,235 shares, plus up to 364,120 of additional shares of common stock equal to the number of shares of unvested restricted stock issued in exchange for incentive units as part of the Reorganization, to the extent such shares have been or will be forfeited.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors adopted, and in October 2021, the Company’s stockholders approved, the 2021 Plan, which became effective on October 21, 2021, immediately prior to the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC on October 1, 2021, as amended (the “Registration Statement”). Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan is the sum of (1) 2,654,828; plus (2) the number of shares (up to 3,967,038 shares) as is equal to the sum of (x) the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan that remained available for grant under the 2020 Plan immediately prior to the effectiveness of the Registration Statement and (y) the number of shares of the Company’s common stock subject to outstanding awards whether granted under the 2020 Plan or outside of the 2020 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right and that, prior to the effectiveness of the 2021 Plan, would have become available for issuance under the 2020 Plan; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) the number of shares of common stock determined by the Company’s board of directors. Effective January 1, 2022, the number of shares reserved for issuance under the 2021 Plan increased by 1,373,447 shares.

As of December 31, 2021, there were 2,349,875 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted, and in October 2021, the Company’s stockholders approved the 2021 ESPP, which became effective on October 21, 2021, immediately prior to the effectiveness of the Registration Statement. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 292,031 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors. Effective January 1, 2022, the number of shares reserved for issuance under the 2021 ESPP increased by 274,689 shares. As of December 31, 2021, no offering periods have commenced under the 2021 ESPP.

Total Equity-Based Compensation Expense

During the years ended December 31, 2021 and 2020, the Company recorded compensation expense related to incentive units, stock options and restricted common stock for employees and non-employees, which was allocated as follows in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expense	$1,290	$332
General and administrative expense	3,668	964
Total equity-based compensation expense	$4,958	$1,296

Stock Options

A summary of stock option activity under the Company’s Stock Incentive Plans is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2020	810,358	$5.51	9.52	$—
Granted	3,786,967	8.93
Exercised	(47,900)	5.90
Cancelled/forfeited	(460,969)	6.22
Outstanding as of December 31, 2021	4,088,456	8.59	9.13	$30,291
Exercisable as of December 31, 2021	717,562	6.22	8.08	$7,019
Vested and expected to vest as of December 31, 2021	4,088,456	8.59	9.13	$30,291

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the years ended December 31, 2021 and 2020 was $6.28 per share and $3.60 per share, respectively. The Company satisfies stock option exercises with newly issued shares of common stock. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $0.5 million and none, respectively.

The following assumptions were used in determining the fair value of options granted to employees during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.63 – 1.39%	0.16 – 0.36%
Expected dividend yield	0%	0%
Expected term (in years)	5.52 – 10.00	2.25 – 6.08
Expected volatility	80.55 – 85.26%	78.84 – 96.73%

The performance conditions underlying the performance-based awards are not probable of achievement as of December 31, 2021. Therefore, no compensation expense has been recorded for these awards. At December 31, 2021, total unrecognized compensation expense related to performance-based awards was insignificant.

As of December 31, 2021, the Company had unrecognized equity-based compensation expense of $19.7 million related to stock options issued to employees and directors, excluding performance-based awards for which vesting is not considered probable, which is expected to be recognized over a weighted average period of 3.11 years.

During the year ended December 31, 2021, the Company entered into separation agreements with two former employees. Pursuant to the separation agreements, the former employees terminated their employment with the Company and agreed to provide certain consulting services to the Company through October 15, 2021 and November 30, 2021, respectively, during which the former employees’ equity awards continued to vest. In addition, the Company extended the former employees’ periods to exercise their vested options until 90 days from the termination date of the respective consulting periods. Because the services to be performed during the consulting period were considered non-substantive, the Company concluded that the former employees’ equity awards were modified. As a result of these modifications, the Company recognized $0.2 million in equity-based compensation expense in the statement of operations and comprehensive loss during the year ended December 31, 2021.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2020	283,969	$5.51
Vested	(103,192)	5.51
Canceled/Forfeited	(70,202)	5.51
Unvested as of December 31, 2021	110,575	5.51

The Company had granted 552,546 shares of common stock underlying restricted stock awards as of June 30, 2020 in connection with the Reorganization. No restricted stock awards were granted during the year ended December 31, 2021. The Company recorded equity-based compensation expense for restricted stock granted to employees, directors and non-employees of $0.5 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the aggregate fair value of the restricted stock awards that vested was $1.0 million. As of December 31, 2021, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.7 million, which is expected to be recognized over a weighted-average period of 1.76 years.

Incentive Units

Prior to the Reorganization, the Company periodically granted incentive units to employees, directors and non-employees. The incentive units represented a separate substantive class of equity with defined rights within the LLC Agreement then in effect. The incentive units represented profits interests in the Company, which was an interest in the increase in the value of the Company over the strike price, or threshold dollar amount, determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of the threshold dollar amount. The threshold dollar amount was based on the valuation of the Company’s common units on or around the grant date. The Company determined that incentive units issued to employees, directors and non-employees were analogous to share-based payments and, as such, the Company measured and recognized the related compensation expense in a manner consistent with its accounting policy for its other equity-based awards. Pursuant to the LLC Agreement, the board of directors established a threshold dollar amount with respect to each incentive unit grant equal to the value of each common unit, determined by the amount of distributions that the holder of such a common unit would be entitled to receive in a hypothetical liquidation of the Company on the date of issuance of such incentive unit. Incentive unit grants generally vested over a four-year period. Certain grants vested upon the achievement of specific performance based milestones. If there was a liquidation or sale of the Company or one of the Company’s subsidiaries, a fair market value analysis would have been performed to determine the value of the common unit. If the value of the common unit was to be determined to have been greater than the threshold set upon the date of grant, then the holder of the common incentive unit would have been entitled to receive proceeds from such liquidation or sale. Unvested incentive units were automatically cancelled and forfeited without any consideration upon termination of the participant’s continuous service to the Company.

At December 31, 2018, 3,570,000 incentive units were authorized to be granted. In June 2019, the Company amended and restated its LLC Agreement and increased the total number of incentive units authorized for issuance to 5,830,000 incentive units. In December 2019 the Company amended its LLC Agreement to increase the authorized number of incentive units available for issuance to 14,669,430. As of December 31, 2019, the Company had issued 585,777 incentive units, of which 571,712 units were outstanding.

A summary of the Company’s incentive units through the date of the Reorganization was as follows:

		Weighted-average	Weighted-average
	Number of	threshold price	fair value
	units	per unit	per unit
Outstanding at December 31, 2019	571,712	$0.95	$1.05
Granted	512,095	1.43	3.61
Forfeited	(2,949)	0.86	0.57
Exchanged for restricted common stock pursuant to the Reorganization	(1,080,858)	1.14	2.28
Outstanding at December 31, 2020	—

The weighted average grant date fair value for incentive units granted during the year ended December 31, 2020 was $3.61 per unit. There were no incentive units granted during the year ended December 31, 2021.

A summary of incentive units vested immediately prior to the date of the Reorganization is as follows:

Number of
units
Vested at December 31, 2019	187,773
Vested immediately prior to the Reorganization	118,099
Vested as of the Reorganization	305,872

Prior to the Reorganization, the Company recorded equity-based compensation expense for incentive units granted to employees, directors and non-employees of approximately $0.2 million for the year ended December 31, 2020.

The fair value of the incentive units issued was determined using a Black-Scholes option pricing model with the following assumptions (weighted-average):

Year Ended
December 31,
2020
Grant date price per common unit	$4.47
Threshold price per incentive unit	$1.43
Risk-free interest rate	0.74%
Expected dividend yield	0.00%
Expected term (years)	6.0
Expected volatility	69.30%

Reorganization

Pursuant to the Reorganization, outstanding vested and unvested incentive units of Xilio Therapeutics LLC were converted into restricted stock awards in Xilio Therapeutics, Inc. based upon a determined conversion ratio. The restricted common stock awards in Xilio Therapeutics, Inc. were issued with the same vesting terms as the vested and unvested incentive units held immediately prior to the Reorganization. An aggregate of 552,546 shares of restricted common stock were issued to holders of incentive units in connection with the Reorganization.

The Company accounted for the exchange of incentive units in Xilio Therapeutics LLC for restricted common stock of Xilio Therapeutics, Inc. as a modification in accordance with the requirements of ASC Topic 718. Accordingly, the Company determined the fair value of the replacement awards was less than the fair value of the incentive units exchanged in connection with the Reorganization and therefore no incremental compensation expense will be recognized related to the modification. As the vesting and service period of the replacement awards did not change from the originally issued incentive awards, the Company will continue to recognize the grant date fair value of the incentive units as compensation expense over the remaining vesting period.

13. Net Loss Per Share

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive.

	Year Ended
	December 31,
	2021	2020
Convertible preferred stock	—	7,030,359
Unvested restricted common stock	110,575	283,969
Outstanding stock options	4,088,456	810,358
Warrants	2,631	2,631
Total common stock equivalents	4,201,662	8,127,317

14. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2021 and 2020. The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2021	2020
Tax effected at statutory rate	21.0%	21.0%
State taxes	6.7	6.9
Equity-based compensation	(0.5)	(0.4)
Non-deductible expenses	(0.3)	—
Federal research and development credits	1.7	1.7
Change in valuation allowance	(28.6)	(29.2)
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following at December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$31,387	$16,376
State net operating loss carryforwards	8,910	4,400
Research and development credit carryforwards	3,873	2,101
Lease liability	2,980	3,134
Accruals and reserves	340	765
Intangible assets	2,061	1,912
Equity-based compensation	733	105
Total deferred tax assets:	50,284	28,793
Valuation allowance	(46,745)	(25,064)
Subtotal	3,539	3,729
Deferred tax liabilities:
Property and equipment	(1,883)	(1,944)
Right of use asset	(1,633)	(1,724)
Debt discount	(23)	(61)
Total deferred tax liabilities	(3,539)	(3,729)
Net deferred tax assets	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2021, the valuation allowance increased by $21.7 million primarily due to the increase in the Company’s book loss reported in the period and the generation of additional research and development credits.

As of December 31, 2021, the Company had $149.5 million and $141.0 million of federal and state operating loss carryforwards, respectively. Of the federal net operating loss carryovers, $144.6 million are not subject to expiration and the remaining federal and state net operating loss carryovers begin to expire in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2021, the Company had $2.8 million and $1.4 million of federal and state credit carryovers which begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s net operating loss (“NOL”) carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section 382. The Company has not yet completed a detailed study of its inception to date ownership change activity.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2021, and 2020, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2021, and 2020, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2021 and 2020, no estimated interest or penalties were recognized on uncertain tax positions. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

The Company has not conducted a study of its research and development credit carryforwards. This study may result in an adjustment to research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations and comprehensive loss if an adjustment were required.

The Company’s tax returns remain open to examination by the Internal Revenue Service and the Commonwealth of Massachusetts for the years ended December 31, 2018 to December 31, 2020. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier periods are also subject to examination. The Company is currently not subject to any examinations by the Internal Revenue Service or any other tax authorities for any tax years.

15. 401(k) Plan

In 2018, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended, the Xilio Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company is not required to make and has not made any contributions to the 401(k) Plan through December 31, 2021.