Form 10-Q
period 2022-03-31
Xilio Therapeutics, Inc.
filed 2022-05-12
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on May 4, 2022: 27,471,607

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional capital;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the potential advantages of our current and future product candidates;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	developments relating to our competitors and our industry;
●	our ability to establish and maintain collaborations or obtain additional funding;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	the impact and scope of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones, as well as our response to the pandemic.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly those described below in the “Risk Factor Summary” and in the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, partnerships or investments we may make or enter into.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity, or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.
●	The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned and any future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

Availability of Other Information About Xilio Therapeutics

Investors and others should note that Xilio Therapeutics communicates with its investors and the public using its company website (www.xiliotx.com), including but not limited to investor presentations and scientific presentations, filings with the U.S. Securities and Exchange Commission, press releases, public conference calls and webcasts. You can also connect with Xilio Therapeutics on Twitter (@xiliotx) or LinkedIn. The information that Xilio Therapeutics posts on these channels and websites could be deemed to be material information. As a result, Xilio Therapeutics encourages investors, the media and others interested in Xilio Therapeutics to review the information that it posts on these channels, including Xilio Therapeutics’ investor relations website, on a regular basis. This list of channels may be updated from time to time on Xilio Therapeutics’ investor relations website (ir.xiliotx.com) and may include other social media channels than the ones described above. The contents of Xilio Therapeutics’ website or these channels, or any other website that may be accessed from its website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$176,959	$198,053
Prepaid expenses and other current assets	4,128	4,464
Total current assets	181,087	202,517
Restricted cash	1,553	1,553
Property and equipment, net	7,468	7,620
Operating lease right-of-use asset	5,885	5,977
Other non-current assets	359	393
Total assets	$196,352	$218,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,324	$3,144
Accrued expenses	7,323	8,751
Operating lease liability, current portion	829	801
Notes payable, current portion	1,667	—
Other current liabilities	82	82
Total current liabilities	12,225	12,778
Notes payable, net of current portion	8,012	9,628
Operating lease liability, net of current portion	9,894	10,107
Other liabilities, long-term	100	118
Total liabilities	30,231	32,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 27,471,607 shares issued and 27,376,473 shares outstanding at March 31, 2022; 27,468,950 shares issued and 27,358,375 shares outstanding at December 31, 2021	3	3
Additional paid-in capital	348,357	346,312
Accumulated deficit	(182,239)	(160,886)
Total stockholders’ equity	166,121	185,429
Total liabilities and stockholders’ equity	$196,352	$218,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$14,920	$11,621
General and administrative	6,304	4,899
Total operating expenses	21,224	16,520
Loss from operations	(21,224)	(16,520)
Other expense, net
Other expense, net	(129)	(147)
Total other expense, net	(129)	(147)
Net loss and comprehensive loss	$(21,353)	$(16,667)
Net loss per share, basic and diluted	$(0.78)	$(23.53)
Weighted average common shares outstanding, basic and diluted	27,367,377	708,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A		Series A-1		Series B		Series C
	Convertible		Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2020	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	689,929	$—	$1,799	$(85,086)	$(83,287)
Issuance of Series B convertible preferred stock, net of issuance costs of $50	—	—	—	—	39,723,312	50,200	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $314	—	—	—	—	—	—	68,271,641	94,686	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	27,989	—	—	—	—
Exercise of stock options			—	—	—	—	—	—	4,473	—	25	—	25
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	794	—	794
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,667)	(16,667)
Balance at March 31, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	722,391	$—	$2,618	$(101,753)	$(99,135)

	Series A		Series A-1		Series B		Series C
	Convertible		Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	—	—	—	—	—	—	—	—	15,441	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	2,657	—	16	—	16
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,029	—	2,029
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,353)	(21,353)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	27,376,473	$3	$348,357	$(182,239)	$166,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,353)	$(16,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	350
Non-cash interest expense	53	38
Equity-based compensation expense	2,029	794
Change in fair value of warrant and derivative liabilities	—	15
Changes in operating assets and liabilities:
Prepaid and other assets	336	153
Operating lease right-of-use asset	92	78
Accounts payable	(820)	(2,838)
Accrued expenses and other liabilities	(1,427)	(4,627)
Operating lease liability	(185)	(30)
Net cash used in operating activities	(20,835)	(22,734)
Cash flows from investing activities:
Purchases of property and equipment	(254)	(170)
Net cash used in investing activities	(254)	(170)
Cash flows from financing activities:
Payments of finance lease	(21)	(21)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	144,886
Proceeds from exercise of stock options	16	25
Net cash (used in) provided by financing activities	(5)	144,890
(Decrease) increase in cash, cash equivalents and restricted cash	(21,094)	121,986
Cash, cash equivalents and restricted cash, beginning of period	199,606	20,789
Cash, cash equivalents and restricted cash, end of period	$178,512	$142,775
Supplemental cash flow disclosure:
Cash paid for interest	$119	$125
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$—	$249
Deferred offering costs included in accounts payable or accrued expenses	$—	$201

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Description of Business, Initial Public Offering and Liquidity and Capital Resources

Description of Business

Xilio Therapeutics, Inc. (“Xilio” or the “Company”), incorporated in Delaware in June 2020, is a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. The Company’s headquarters are based in Waltham, Massachusetts.

Initial Public Offering

On October 26, 2021, the Company completed its initial public offering (“IPO”) of common stock, in which it issued and sold an aggregate of 7,353,000 shares at a public offering price of $16.00 per share. On November 1, 2021, the Company issued and sold an additional 766,106 shares of common stock at a public offering price of $16.00 per share pursuant to the partial exercise by the underwriters of their option to purchase additional shares. The Company received aggregate gross proceeds of $129.9 million or aggregate net proceeds of $116.4 million from its IPO, including the partial exercise of the underwriters’ option, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In connection with the IPO, the Company effected a 1-for-9.5 reverse stock split of the Company’s issued and outstanding shares of common stock. The reverse stock split was effective on October 15, 2021. Accordingly, all share and per share amounts of common stock for all periods presented in these condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split. Upon the closing of the IPO, all shares of the Company’s then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock (see Note 8).

Liquidity and Capital Resources

Since inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with the successful research, development and manufacturing of product candidates, and, if approved, any products, obtaining regulatory approvals for product candidates, and, if approved, commercialization of any products, protection and enforcement of intellectual property and proprietary technology, development by third parties of potentially competitive products or product candidates, compliance with governmental regulations, and the ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing and manufacturing process development and will need to obtain regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

As of March 31, 2022, the Company had cash and cash equivalents of $177.0 million. The Company expects that its cash and cash equivalents will be sufficient to meet its projected operating requirements and capital expenditures for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to generate negative cash flows from operations and net losses for the foreseeable future and will need additional capital in the future to support its continuing operations and growth strategy as it continues to invest significantly in research and development of its product candidates, including preclinical and clinical testing and manufacturing process development. To date, the Company has primarily funded its operations with proceeds from the sale of convertible preferred units and convertible preferred stock, a debt financing and the IPO. Management’s conclusion with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional capital sooner or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission, (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Therapeutics LLC, Xilio Concerto LLC, Xilio Development, Inc. and Xilio Securities Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the statements of cash flows for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 are unaudited. The financial data and other information contained in the notes thereto as of and for the three months ended March 31, 2022 and 2021 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ended December 31, 2022, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to accrued expenses, the valuation of equity-based compensation, including stock options and restricted common stock, the useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. Restricted cash primarily represents a letter of credit issued to the landlord of the Company’s facility lease and is reflected in non-current assets on the accompanying condensed consolidated balance sheets. Cash, cash equivalents and restricted cash consists of the following:

	March 31,	March 31,
	2022	2021
Cash and cash equivalents	$176,959	$141,222
Restricted cash	1,553	1,553
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$178,512	$142,775

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the previously used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 as of January 1, 2022, and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. The Company adopted ASU 2020-06 as of January 1, 2022, and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$934	$934	$—	$—
Total financial assets	$934	$934	$—	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$8,534	$8,534	$—	$—
Total financial assets	$8,534	$8,534	$—	$—

During the three months ended March 31, 2022 and March 31, 2021, the Company did not hold any investments and there were no transfers between Level 1, Level 2, and Level 3.

4. Property and Equipment, Net

Property and equipment, net consists of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Laboratory equipment	$4,369	$3,805
Computers and software	228	228
Furniture and fixtures	636	636
Leasehold improvements	5,124	5,124
Construction in process	229	539
Total property and equipment	$10,586	$10,332
Less accumulated depreciation	(3,118)	(2,712)
Property and equipment, net	$7,468	$7,620

The Company incurred depreciation and amortization expense related to property and equipment, net of $0.4 million for each of the three months ended March 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
External research and development	$4,987	$2,794
Personnel-related	1,483	5,145
Professional and consulting fees	659	491
Other	194	321
Total accrued expenses	$7,323	$8,751

6. Loan and Security Agreement

Initial Loan Agreement

In November 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”), as amended by a first amendment, dated March 12, 2021, and a second amendment, dated May 10, 2021 (the “Initial Loan Agreement”). Pursuant to the Initial Loan Agreement, the Company borrowed $10.0 million under a term loan. Interest on the outstanding initial loan balance accrued at a variable annual rate equal to the greater of (i) the prime rate, as defined in the Initial Loan Agreement, plus 0.25% or (ii) 5.00%. The Company was required to make interest only payments on the loan on a monthly basis through May 21, 2021. Subsequent to the interest-only period, the Company was required to make equal monthly payments of principal plus interest until the scheduled loan maturity on November 21, 2023. In addition, under the Initial Loan Agreement, the Company was obligated to pay a one-time $0.5 million fee to PacWest upon the occurrence of specified liquidation events, including an initial public offering. The fee represented a derivative instrument that the Company bifurcated from the debt arrangement and carried at fair value with any changes in such fair value recorded to other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. Upon the closing of the loan, the fair value of the debt derivative liability was $0.4 million that, together with certain legal and other fees incurred by the Company and associated with the Initial Loan Agreement, was recognized as a debt discount and reflected as a reduction in the carrying value of the debt. The debt discount has been accreted and recognized as additional interest expense over the term of the Initial Loan Agreement using the effective interest method.

Amended Loan Agreement

On September 17, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Initial Loan Agreement (as amended, and together with the Initial Loan Agreement, the “Loan Agreement”), pursuant to which the Company borrowed $10.0 million under a new term loan and used the proceeds of such new term loan to repay the outstanding balance on the prior term loan. In addition, as a result of the amendment, prior to December 31, 2022, the Company has the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million. Interest on amounts outstanding under the Loan Agreement accrue at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As a result of the Third Amendment, the Company is required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, the Company will be required to make equal monthly payments of principal plus interest until the loan matures on June 30, 2024. In addition, as a result of the Third Amendment, the one-time fee the Company was obligated to pay to PacWest upon the occurrence of specified liquidation events, including an initial public offering, was increased from $0.5 million to an amount between $0.8 million and $1.0 million, depending on the timing and occurrence of specified events, including the closing of the IPO. The Company paid the one-time fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. As a result of the Third Amendment, the Company is also obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to September 17, 2022, which is approximately one year from the date of the Third Amendment. Using the net present value method, the Company concluded the amendment should be accounted for as a debt modification as the present value of the remaining cash flows of the amended term loan are not substantially different from the present value of the remaining cash flows of the initial term loan.

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

The Company has determined that the risk of subjective acceleration under the material adverse effect clause is not probable and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of March 31, 2022, the Company was in compliance with all covenants under the Loan Agreement.

The Company has the following minimum aggregate future loan payments under the Loan Agreement at March 31, 2022:

Minimum Loan
Payments
2022	$—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(321)
Total notes payable	$9,679

The Company recognized $0.2 million of interest expense related to the Loan Agreement during each of the three months ended March 31, 2022 and 2021, respectively, which is reflected in other expense, net on the consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

Leases

The Company has an operating lease for its facility and a finance lease for certain lab equipment. In August 2019, the Company entered into a lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for a period of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of March 31, 2022, the Company has a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market fund, which is classified as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share.

Convertible Preferred Stock

Upon the closing of the IPO in October 2021, all shares of the Company’s then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock.

Common Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share.

Shares Reserved for Future Issuance

As of March 31, 2022 and December 31, 2021, the Company had reserved shares of common stock for future issuance, including under the Company’s 2020 Stock Incentive Plan (as amended, the “2020 Plan”), 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”) as follows:

	March 31,	December 31,
	2022	2021
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2021 and 2020 Stock Incentive Plans	4,948,376	4,088,456
Shares of common stock reserved for future awards under the 2021 Stock Incentive Plan	2,860,745	2,349,875
Shares of common stock reserved for purchase under the 2021 Employee Stock Purchase Plan	566,720	292,031
Total shares reserved for future issuance	8,378,472	6,732,993

9. Equity-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

In July 2020, the Company’s stockholders approved the 2020 Plan. Under the 2020 Plan, the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants, and advisors in the form of options, restricted stock awards or other stock-based awards. Upon the effectiveness of the 2021 Plan in October 2021, the Company ceased granting awards under the 2020 Plan.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors adopted the 2021 Plan, which was approved by the Company’s stockholders and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1, as amended (File No. 333-259973), which was declared effective by the SEC on October 21, 2021 (the “Registration Statement”). The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan was the sum of (1) 2,654,828; plus (2) the number of shares (up to 3,967,038 shares) as is equal to the sum of (x) the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan that remained available for grant under the 2020 Plan immediately prior to the effectiveness of the Registration Statement and (y) the number of shares of the Company’s common stock subject to outstanding awards whether granted under the 2020 Plan or outside of the 2020 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right and that, prior to the effectiveness of the 2021 Plan, would have become available for issuance under the 2020 Plan; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) the number of shares of common stock determined by the Company’s board of directors (the “Evergreen Provision”). Effective January 1, 2022, the number of shares reserved for issuance under the 2021 Plan increased by 1,373,447 shares in accordance with the Evergreen Provision.

As of March 31, 2022, there were 2,860,745 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted the 2021 ESPP, which was approved by the stockholders and became effective on October 21, 2021, immediately prior to the effectiveness of the Registration Statement. The Company initially reserved 292,031 shares of the Company’s common stock for future issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors (the “ESPP Evergreen Provision”). Effective January 1, 2022, the number of shares reserved for issuance under the 2021 ESPP increased by 274,689 shares in accordance with the ESPP Evergreen Provision. As of March 31, 2022, no offering periods have commenced under the 2021 ESPP.

Equity-Based Compensation Expense

During the three months ended March 31, 2022 and 2021, the Company recorded compensation expense related to stock options and restricted common stock for employees and non-employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Research and development expense	$596	$135
General and administrative expense	1,433	659
Total equity-based compensation expense	$2,029	$794

Stock Options

A summary of stock option activity under the 2021 Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2021	4,088,456	$8.59	9.13	$30,291
Granted	874,830	$12.67
Exercised	(2,657)	$5.89
Cancelled/forfeited	(12,253)	$13.71
Outstanding as of March 31, 2022	4,948,376	$9.30	9.07	$2,832
Exercisable as of March 31, 2022	1,064,255	$7.09	8.27	$1,115
Vested and expected to vest as of March 31, 2022	4,948,376	$9.30	9.07	$2,832

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2022 and 2021 was $8.83 and $4.32, respectively. The following assumptions were used in determining the fair value of options granted to employees the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.47 – 1.89%	0.63 – 1.15%
Expected dividend yield	0%	0%
Expected term (in years)	6.00 – 6.08	5.52 – 10.00
Expected volatility	80.75 – 80.92%	84.61 – 85.26%

The achievement of the performance conditions underlying outstanding performance-based awards was not probable as of March 31, 2022; therefore, no compensation expense was recorded for these awards. As of March 31, 2022, total unrecognized compensation costs related to performance-based awards was less than $0.1 million. As of March 31, 2022, total unrecognized compensation cost related to unvested stock options, excluding performance-based awards, was approximately $25.4 million, which is expected to be recognized over a weighted-average period of 3.04 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2021	110,575	$5.51
Vested	(15,441)	$5.51
Canceled/Forfeited	—	$—
Unvested as of March 31, 2022	95,134	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. During the three months ended March 31, 2022, the aggregate fair value of the restricted stock awards that vested was $0.2 million. As of March 31, 2022, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.6 million, which is expected to be recognized over a weighted-average period of 1.57 years.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2022 and 2021. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

11. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Convertible preferred stock	—	18,398,248
Unvested restricted common stock	95,134	251,599
Outstanding stock options	4,948,376	2,775,671
Warrants	2,631	2,631
Total common stock equivalents	5,046,141	21,428,149

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Overview

We are a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. We have built our geographically precise solutions, or GPS, platform to rapidly engineer novel molecules, including cytokines and other biologics, that are designed to optimize their therapeutic index by geographically localizing their activity inside tumors. Current immuno-oncology, or I-O, therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment, or TME. Our molecules are engineered to localize activity within the TME with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity. We are advancing a number of geographically precise, or tumor-selective, agents through preclinical and clinical development. Our most advanced tumor-selective product candidates are the following: XTX101, an anti-cytotoxic T-lymphocyte-associated protein 4, or anti-CTLA 4, monoclonal antibody, or mAb; XTX202, an interleukin 2, or IL-2, therapy; and XTX301, an interleukin 12, or IL-12, therapy. We are currently evaluating XTX101 and XTX202 in Phase 1 of our Phase 1/2 clinical trials, and we plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in the second half of 2022 for XTX301 for evaluation in patients with solid tumors. We have determined to deprioritize preclinical development for our tumor-selective IL-15 product candidate, XTX401, in order to focus and prioritize research and development efforts across our pipeline. In addition to our most advanced product candidates, we are continuing to leverage our GPS platform with the goal of expanding our pipeline and developing additional tumor-selective immunotherapies, including product candidates with a range of tumor targeting approaches.

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO, of common stock in October 2021. Through March 31, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with Pacific Western Bank, or PacWest.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $21.4 million and $16.7 million for the three months ended March 31, 2022 and 2021, respectively, and $75.8 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $182.2 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance our current research programs and conduct additional research programs;
●	advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;

●	seek marketing approvals for product candidates that successfully complete clinical trials, if any;
●	obtain, expand, maintain, defend and enforce our intellectual property;
●	hire additional research, clinical, regulatory, quality, manufacturing and general and administrative personnel;
●	establish a commercial and distribution infrastructure to commercialize products for which we may obtain marketing approval, if any;
●	continue to discover, validate and develop additional product candidates;
●	continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
●	acquire or in-license other product candidates, technologies or intellectual property; and
●	incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and other sources of funding, such as collaborations, licensing arrangements or other strategic transactions. We may be unable to raise additional capital or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

As of March 31, 2022, we had cash and cash equivalents of $177.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024.

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the research and development of our product candidates. However, the extent of the impact of the COVID-19 pandemic, including variants of the COVID-19 virus, on our business, operations, and clinical development timelines and plans remains uncertain and will depend on future developments that cannot be predicted with confidence at this time. For a discussion regarding risks and uncertainties related to the COVID-19 pandemic and its potential impact on our business and financial results, please refer to our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities and development and testing of our programs and product candidates. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits and equity-based compensation expense for employees engaged in research and development functions;
●	costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for both preclinical studies and current or future clinical trials;
●	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
●	costs incurred with third-party contract research organizations, or CROs, and other third parties in connection with the conduct of our current or future clinical trials;
●	costs of sponsored research agreements and outside consultants, including their fees, equity-based compensation and related expenses;
●	costs incurred to maintain compliance with regulatory requirements;
●	fees for maintaining license and other amounts due under our third-party licensing agreements;
●	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and
●	depreciation, amortization and other direct and allocated expenses, including rent, insurance, maintenance of facilities and other operating costs, incurred as a result of our research and development activities.

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

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	the effects of the COVID-19 pandemic on our research and development employees, contractors and those who may participate in our planned studies;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;

●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any; and
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved.

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

Other Expense, Net

Other expense, net consists primarily of interest expense principally on the note payable under our debt arrangement with PacWest and gains or losses associated with changes in the fair value of contingent liabilities associated with the consummation of specified transactions, including our IPO. These expenses are partially offset by interest income earned from our cash and cash equivalents. Upon completion of our IPO in October 2021, our contingent liability with PacWest and our other contingent derivative liability became due and payable. These fees were paid during the fourth quarter of 2021 and as a result, no further gains or losses will be recognized related to those contingent liabilities.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following tables summarize our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Operating expenses
Research and development	$14,920	$11,621	$3,299
General and administrative	6,304	4,899	1,405
Total operating expenses	21,224	16,520	4,704
Loss from operations	(21,224)	(16,520)	(4,704)
Other expense, net
Other expense, net	(129)	(147)	18
Total other expense, net	(129)	(147)	18
Net loss	$(21,353)	$(16,667)	$(4,686)

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
XTX101	$1,257	$1,735	$(478)
XTX202	1,571	3,543	(1,972)
XTX301	3,165	343	2,822
Other early programs and indirect research and development	4,325	2,782	1,543
Personnel-related (including equity-based compensation)	4,602	3,218	1,384
Total research and development expenses	$14,920	$11,621	$3,299

Research and development expenses increased by $3.3 million from $11.6 million for the three months ended March 31, 2021 to $14.9 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily due to the following:

●	$2.8 million increase in expenses incurred to advance our XTX301 program, primarily driven by an increase of approximately $1.5 million in manufacturing activities and approximately $1.3 million related to preclinical development activities;
●	$1.5 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	$1.4 million increase in personnel-related costs, primarily driven by higher research and development headcount and related increases of approximately $1.1 million in salaries, bonuses and benefits, and an approximately $0.5 million increase in equity-based compensation.

These increases were partially offset by the following:

●	$2.0 million decrease in expenses incurred to advance our XTX202 program, primarily driven by a decrease of approximately $1.5 million due to the timing of manufacturing activities in the comparable period and approximately $1.0 million in preclinical development activities, partially offset by an increase of approximately $0.7 million in clinical development activities; and
●	$0.5 million decrease in expenses incurred to advance our XTX101 program, primarily driven by a decrease of approximately $0.9 million in preclinical development activities and approximately $0.2 million in manufacturing activities, partially offset by an increase of approximately $0.8 million in clinical development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Personnel-related (including equity-based compensation)	$3,637	$2,458	$1,179
Professional and consulting fees	1,400	1,912	(512)
Facility-related and other general and administrative expenses	1,267	529	738
Total general and administrative expenses	$6,304	$4,899	$1,405

General and administrative expenses increased $1.4 million from $4.9 million for the three months ended March 31, 2021 to $6.3 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to the following:

●	$1.2 million increase in personnel-related costs, primarily driven by higher general and administrative headcount and related increases of approximately $0.6 million in salaries, bonuses and benefits, and an approximately $0.8 million increase in equity-based compensation; and
●	$0.7 million increase in facility-related and other general and administrative expenses, primarily driven by increases in costs incurred as a result of becoming a publicly traded company, including directors and officers’ liability insurance and other corporate related costs associated with increased overall corporate headcount.

These increases were partially offset by a $0.5 million decrease in professional and consulting fees, primarily driven by a decrease in general and administrative consulting costs.

Other Income (Expense), Net

Other income (expense), net, remained consistent at $0.1 million during the three months ended March 31, 2022 compared to the same period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. Through March 31, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of March 31, 2022, we had cash and cash equivalents of $177.0 million.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(20,835)	$(22,734)
Investing activities	(254)	(170)
Financing activities	(5)	144,890
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,094)	$121,986

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in research and development of our product candidates, including preclinical studies, clinical trials and manufacturing process development. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally due to equity-based compensation, depreciation and amortization, as well as changes in components of operating assets and liabilities, which are generally due to increased expenses and timing of vendor payments.

During the three months ended March 31, 2022, net cash used in operating activities of $20.8 million was primarily due to our net loss of $21.4 million and changes in operating assets and liabilities of $2.0 million, partially offset by net non-cash expenses of $2.5 million.

During the three months ended March 31, 2021, net cash used in operating activities of $22.7 million was primarily due to our net loss of $16.7 million and changes in operating assets and liabilities of $7.3 million, partially offset by net non-cash expenses of $1.2 million.

Investing Activities

During each of the three months ended March 31, 2022 and 2021, net cash used in investing activities of $0.2 million was primarily due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities of less than $0.1 million consisted of payments on our finance lease for certain lab equipment partially offset by proceeds received from the exercise of stock options.

During the three months ended March 31, 2021, net cash provided by financing activities of $144.9 million consisted primarily of proceeds from the sale and issuance of our Series B and Series C convertible preferred stock.

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

In September 2021, we entered into a third amendment to our loan and security agreement, or the third amendment, pursuant to which we borrowed $10.0 million under a new term loan and used the proceeds of such new term loan to repay the outstanding balance on the prior term loan. In addition, as a result of the third amendment we have the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million prior to December 31, 2022. As a result of the third amendment, interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%, and we are required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, we will be required to make equal monthly payments of principal plus interest until the loan matures on June 30, 2024. In addition, under the loan and security agreement, as amended by the third amendment, we paid a one-time fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. As a result of the third amendment, we are also obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to September 17, 2022, which is approximately one year from the date of the third amendment to our loan and security agreement. In May 2022, we entered into a fourth amendment to our loan and security agreement primarily to modify certain financial statement and electronic delivery requirements consistent with our operations as a public company. The loan and security agreement, as amended, contains customary representations, warranties and covenants and also include customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

We have the following minimum aggregate future loan payments under the loan and security agreement, as amended, at March 31, 2022 (in thousands):

Minimum Loan
Payments
2022	$—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(321)
Total notes payable	$9,679

Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance our current and planned clinical development of our product candidates and expand the research efforts and preclinical activities associated with our other existing programs and discovery platform. In addition, we expect to continue to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as employee compensation and research and development charges due to, for example, increases in the costs of labor and supplies. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment that may increase our operating costs in the future.

As of March 31, 2022, we had cash and cash equivalents of $177.0 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our most advanced product candidates, XTX101 and XTX202, and ongoing preclinical development for our current and future product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, use as commercial supply;
●	our ability to seek, establish and maintain a collaboration to develop XTX101 with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	the impacts of the COVID-19 pandemic; and

●	the costs of continuing to expand our operations and operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if ever. Accordingly, we will need to obtain substantial additional capital to achieve our business objectives.

Our expectation with respect to our ability to fund our currently planned operations is based on estimates that are subject to various risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to management and there can be no assurance that our current operating plan will be achieved in the time frame anticipated by us, and we may need to seek additional capital sooner than anticipated.

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic, adverse changes in international policies and political relations, regional or global conflicts, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue warrants, which could potentially dilute the ownership interest of our existing stockholders.

If we raise additional capital through collaborations, partnerships, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or products, and we may be required to grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital through equity or debt offerings when needed, we may have to significantly delay, reduce or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates or products that we would have otherwise preferred to develop and market ourselves.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We believe that our most critical accounting policies are those relating to research and development expenses and related accruals and equity-based compensation. For a description of our critical accounting policies and the associated judgments and estimates related thereto, please see Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no significant changes to our critical accounting policies and use of estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We are also a “smaller reporting company,” as defined in the Exchange Act of 1934, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, in which case we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $21.4 million and $16.7 million for the three months ended March 31, 2022 and 2021, respectively, and $75.8 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $182.2 million. To date, we have funded our operations primarily through proceeds from the sale of preferred units and convertible preferred stock, a debt financing, and our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for XTX101 or XTX202, our most advanced product candidates, or commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

●	continue to advance our current research programs and conduct additional research programs;
●	advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property;
●	hire additional research, clinical, regulatory, quality, manufacturing and general and administrative personnel;
●	establish a commercial and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	continue to discover, validate and develop additional product candidates;
●	continue to expand manufacturing capacity through third-party manufacturers and manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials, and for any potential commercialization;
●	acquire or in-license other product candidates, technologies or intellectual property; and

●	incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

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

To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	successfully complete our ongoing and planned preclinical studies for any current or future product candidates;
●	successfully receive U.S. Food and Drug Administration, or FDA, clearance for any investigational new drug application, or IND, for any current or future product candidates;
●	successfully initiate and complete clinical trials for XTX101, XTX202 and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;
●	establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved;
●	maintain a continued acceptable safety profile of our products following approval; and
●	enforce and defend intellectual property rights and claims.

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

We will need to obtain substantial additional capital to finance our operations and complete the development and any commercialization of any current or future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.

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

As of March 31, 2022, we had cash and cash equivalents of $177.0 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024.

However, our existing cash and cash equivalents will not be sufficient to complete development of any current or future product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Adequate additional capital may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on attractive terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy, and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

In addition, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional capital sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our most advanced product candidates, XTX101 and XTX202, and ongoing preclinical development for our product candidates XTX301 and XTX401;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;
●	our ability to seek, establish and maintain a collaboration to develop XTX101 with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	the impacts of the COVID-19 pandemic; and
●	the costs of continuing to expand our operations and operating as a public company.

Other than the ability to request an additional $10.0 million term loan under our loan and security agreement with Pacific Western Bank, or PacWest, we currently do not have any committed external sources of funds and adequate additional capital may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including as a result of the ongoing COVID-19 pandemic, rising inflation rates, and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that have arisen or that may arise from the pandemic or from any geopolitical tensions or trade wars. We can give no assurance that we will be able to secure such additional capital to support our operations, or if such funds are available to use, that such additional funding will be sufficient to meet our needs.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to product candidates or our technology.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations. Under our loan and security agreement with PacWest, we are required to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to sell or dispose any part of our business or property and other operating restrictions that could adversely impact our ability to conduct our business, and any agreements governing any other indebtedness that we may incur could require us to comply with additional covenants. If we raise funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

Our limited operating history may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of product candidates using our geographically precise solutions, or GPS, platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income is subject to limitations. We have not yet completed a detailed study of our inception to date ownership change activity under Section 382 of the Code. As a result of our prior private placements for preferred units and convertible preferred stock, our IPO or other transactions, we may have experienced such ownership changes in the past, and we may experience such ownership changes in the future as a result of changes in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our most advanced product candidates, XTX101 and XTX202. We are currently evaluating XTX101 and XTX202 in Phase 1 of our Phase 1/2 clinical trials. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

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

We are not permitted to market any biological product in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection.

FDA approval of a BLA is not guaranteed, and the review and approval process is expensive, uncertain, and may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat, and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization of our current and any future product candidates, which may never occur. However, given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

All our product candidates are still in the early clinical stage or preclinical stage of development, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current or future preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Preclinical studies and clinical trials are expensive, time-consuming, and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of XTX101 and XTX202, we do not know whether either of these product candidates will perform in our clinical trials as it has performed in these prior preclinical studies. For example, in preclinical mouse models, we observed XTX101 had tumor-selective activity and tumor growth inhibition superior to that of an ipilimumab analog, and that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with both XTX101 and XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in our planned and ongoing preclinical studies or clinical trials, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1/2 clinical trials for XTX101 or XTX202, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected drug-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators or IRBs or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
●	we or our third-party contractors may experience delays due to complications associated with the continuing COVID-19 pandemic;
●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, or we may not be able to obtain sufficient quantities of combination therapies for use in current or future clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond the clinical trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these clinical trials or tests are unfavorable or are only modestly favorable, or if there are safety concerns associated with any of product candidates, we may:

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

In addition to the factors above, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies or clinical trials to bridge our modified product candidates to earlier versions, which may be costly, time consuming and may not be successful at all.

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. We cannot guarantee that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our clinical trials. Significant preclinical study or clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional capital, if needed.

Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Traditional cytokine therapies and checkpoint inhibitors have long been associated with severe toxicities, which can be life-threatening or fatal, that have resulted in the need to dose-reduce, dose-interrupt and discontinue many patients from treatment. As has been the case with traditional I-O treatments for cancer, it is possible that there may be side effects associated with the use of our current or future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We intend to develop XTX101 and XTX202, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, as part of our ongoing Phase 1/2 clinical trials for XTX101 and XTX202, we plan to evaluate XTX202 for the treatment of solid tumors both as monotherapy and in combination with other agents potentially including, but not limited to, anti-PD-1 agents or tyrosine kinase inhibitors, and we plan to evaluate XTX101 for the treatment of solid tumors both as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), an anti-PD-1 agent. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our plans to evaluate XTX101 and XTX202 in combination with other agents may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination therapy as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.

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

We have chosen to initially develop our most advanced product candidates, XTX101 and XTX202, for the treatment of various solid tumor types. Nevertheless, our development efforts will be limited to a small number of cancer types, and we may forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.

In addition, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any viable product candidates. Similarly, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

We face risk related to our reliance on our current and any future CMOs. For example, we and our CMOs are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities of the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity, or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including any CMOs of any product candidates we may develop, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with clinical Good Manufacturing Practices, or cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CMO must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practices and current Good Manufacturing Practices regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of our CMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidates we may develop or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Additionally, if supply from one approved manufacturer is interrupted, such as could be the case with our current CMO, there could be a significant disruption in supply. While we believe there are alternate manufacturers who can provide the manufacturing processes required to develop our product candidates, if we have to switch to a replacement manufacturer, the manufacture and delivery of our product candidates could be interrupted for an extended period, which could adversely affect our business. Furthermore, an alternative manufacturer may need to modify the manufacturing process required to develop our product candidates and would need to be qualified through additional regulatory filings, which could result in further delay and significant costs. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for clinical or commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We and any CMOs and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

If we enter into collaborations, licenses or similar transactions and such arrangements do not result in the successful development and commercialization of product candidates, or if one of our collaborators or licensors terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such agreement. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensor or for us to attract new collaborators or licensors, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators or licensors.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidates for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay their potential commercialization, reduce the scope of any sales or marketing activities, or increase our own expenditures on the development of the applicable product candidate.

Certain of our research and development and manufacturing activities take place in China through third-party CROs, collaborators or manufacturers. A significant disruption in the operation of those CROs, collaborators or manufacturers could materially adversely affect our business, financial condition and results of operations.

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use such third-party manufacturers for such purposes. A natural disaster, epidemic or pandemic, including the recent COVID-19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions, including sanctions in China or changes in U.S. export laws, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

We are developing our current product candidates for the treatment of cancer and have not completed clinical development for XTX101 or XTX202, our most advanced product candidates, commenced clinical development for any of our other product candidates or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

XTX101, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BeiGene, Ltd., Bristol-Myers Squibb Inc., CytomX Therapeutics, Inc. and MacroGenics, Inc.

We are aware of a number of companies that are developing cytokines as immunotherapies, as well as different modalities, including monoclonal antibodies, cell therapies, oncolytic viruses and vaccines.

XTX202, if approved, may face competition from other IL-2-based cancer therapies. For example, Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Cullinan Management Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Kymab Ltd., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics, Inc., XOMA Corporation and Zydus Cadila.

There are no approved IL-12 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs for the treatment of cancer in development, including Amunix Pharmaceuticals, Inc., Cullinan Management Inc., DragonFly Therapeutics Inc., ImmunityBio, Inc., Philogen S.p.A., Sonnet BioTherapeutics Holdings, Inc., Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

There are no approved IL-15 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have IL-15 based cancer therapies that are in development, including ImmunityBio, Inc., Jiangsu Hengrui Medicine Company Ltd., Kadmon Therapeutics Inc., Pfizer Inc., Sanofi and Xencor Inc.

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

●	our available capital resources or capital constraints we experience;
●	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
●	our ability to identify and enroll patients who meet clinical trial eligibility criteria;
●	our receipt of approvals by the FDA, EMA and comparable regulatory authorities in other jurisdictions, and the timing thereof;
●	other actions, decisions or rules issued by regulators;
●	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
●	our ability to manufacture and supply clinical trial materials to our clinical trial sites on a timely basis;
●	the efforts of our collaborators with respect to the commercialization of our product candidates; and
●	the securing of, costs related to, and timing issues associated with, commercial product manufacturing as well as sales and marketing activities.

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

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. Specifically, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a different masking moiety that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or have licensed with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Our or our licensor’s failure to comply with all such provisions during the patent process could result in abandonment or lapse of a patent or patent application that we own or license, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market and compete with us earlier than would otherwise have been the case. Moreover, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, to the extent that we license intellectual property in the future, we cannot guarantee that those licenses will remain in force.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and has in recent years been the subject of much litigation. No consistent policy governing the scope of claims allowable in the field of engineered therapeutic proteins has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license. Under the America Invents Act enacted in 2011, or the AIA, the United States moved to a first-to-file system in early 2013 (whereby, assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent), from the previous system under which the first to make a claimed invention was entitled to the patent. Publications of discoveries in the scientific and academic literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications.

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

The issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Pending patent applications cannot be enforced against third parties unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or any patent applications that we may license in the future will result in patents being issued. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even if patent applications we currently own or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade our patent rights by developing new products that are similar to our product candidates, biosimilars of our product candidates, or alternative technologies or products in a non-infringing manner.

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art, pre- or post-issuance opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the U.S. Patent and Trademark Office, or USPTO, or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, third parties may have certain ownership interest in some of our owned and in-licensed patents and patent applications. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.

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

Moreover, the growth of our business may depend in part on our ability to acquire, in-license or use additional third-party intellectual property rights. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Licenses to additional third-party intellectual property, technology, processes, and materials that may be required for the development and commercialization of our product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our product candidates or manufacturing processes, or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, in the event we do in-license third-party intellectual property rights, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

Under our agreement with AskGene, AskGene retained co-exclusive rights to exploit antigen-binding IL-2 and IL-15 products. Therefore, AskGene could develop and commercialize one or more antigen-binding IL-2 or IL-15 products on a more timely basis than us, if we ever develop such a product, or that are more effective or have more commercial success than products that we may develop. Additionally, AskGene is responsible for prosecution and maintenance of the licensed patents under the agreement and any future third party from whom we may license patent rights may similarly be responsible for prosecution and maintenance of such patents. We have limited control over the activities that are the responsibility of AskGene and would have limited control over the activities that are the responsibility of any future licensor, and it is possible that prosecution and maintenance of licensed patents by AskGene or any future licensor may be less vigorous than had we conducted such activities ourselves.

Disputes may arise regarding intellectual property subject to our current or any future license agreements, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the amount and timing of payments owed under the license agreements;
●	our or our licensor’s ability to defend intellectual property and to enforce intellectual property rights against third parties;
●	the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate any intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under the license agreement;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and any partners of ours; and
●	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks described in this Quarterly Report on Form 10-Q with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately obtain or protect this intellectual property, our ability to commercialize products could suffer.

Our current and any potential future licensors might conclude that we have materially breached our license agreements and might therefore terminate the relevant license agreements, thereby removing our ability to develop and commercialize products and technology covered by such license agreements. If any of our current or future inbound license agreements are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products that are covered by such license agreements and underlying patents, which might be identical or similar to our products or product candidates. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Our business also would suffer if any current or future licensors fail to abide by the terms of the license or fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

Biotechnology and pharmaceutical companies generally, and we in particular, compete in a crowded competitive space characterized by rapidly evolving technologies and aggressive development of intellectual property.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. We cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries. Third parties may challenge the validity, enforceability or scope thereof. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. Various post-grant review proceedings, such as inter partes review, post-grant review and derivation proceedings, are available and may be pursued by any interested third party in the USPTO to challenge the patentability of claims issued in patents to us or our licensors. No assurance can be given as to the outcome of any such post-grant review proceedings. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates or technology is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. On the other hand, the possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy-Smith America Invents Act, or America Invents Act, implemented in March 2013, moved the United States from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a USPTO-administered post-grant review system that has affected patent litigation. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our proprietary position depends upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from designing around or using the same product candidate for another use.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of making or method of use. We cannot be certain, however, that the claims in our pending patent applications, including those claims covering the composition of matter of our product candidates, will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our patents that have issued or may issue will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates, and instead may need to rely on secondary intellectual property, including patents or patent applications with claims covering formulations, methods of use and/or methods of manufacture. Method of use patents protect a specified method of using a product, such as a method of treating a particular medical indication. This type of patent may only be enforced against a competitor through indirect infringement, i.e., inducement or contributory infringement, which is more difficult to prove than that for direct infringement. A competitor may be able to circumvent this type of patent by skinny labelling. Furthermore, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent by enforcing patent rights or otherwise.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we seek to rely on trade secret protection, confidentiality agreements, and license and other agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. For example, significant elements of our product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions and related processes are based on unpatented trade secrets that are not publicly disclosed. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. However, we cannot provide assurance that these agreements and policies will not be breached by our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors and that our trade secrets and other proprietary and confidential information will not be disclosed to publicly or to competitors. We cannot be certain that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our trade secrets and other confidential proprietary know-how, information, or technology both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our trade secrets and other confidential information to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful.

Third-party claims of intellectual property infringement or violations may prevent or delay our discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and violation of other proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation or other adversarial proceedings by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents may ultimately issue because many patent filings cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents or patent applications, the scope of pending or issued patent claims, or the expiration of relevant patents are complete, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary to commercialization of our product candidates in any jurisdiction. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant third-party patents or incorrectly interpret the relevance, scope, or expiration of a third-party patent or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available on commercially reasonable terms or at all. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

Our product candidates may also require specific formulations to work effectively and efficiently, and rights to such formulation technology may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. Moreover, the specific components, such as linkers and antibody fragments, that will be used with our product candidates may be covered by the intellectual property rights of others. We may be unable to acquire or in-license any compositions, methods of use, formulations, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Third parties may initiate post-grant proceedings and the Patent Trial and Appeal Board of the USPTO may institute such proceedings to determine the validity or priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, infringement of our patents or misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended for each marketing approval and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. The FDA announced on February 2, 2022, that it would resume domestic inspections beginning on February 7, 2022. As for foreign inspections, the FDA indicated that it would continue planned inspections in countries that have received country clearance and are within the Centers for Disease Control and Prevention’s level 1 or level 2 COVID-19 travel recommendation. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. Beginning April 2022 through June 2022, a 1% sequester cut is in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any products for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:

●	Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

●	False Claims Laws. The federal false claims laws and civil monetary penalties laws, including the civil False Claims Act and the Civil Monetary Penalty Law, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program.
●	HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
●	False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
●	Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Department of Health and Human Services information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers, and ownership and investment interests by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
●	Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

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

As of March 31, 2022, we had 78 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional capital, which may not be available on favorable terms or at all. These transactions may not be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize any or all potential benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The COVID-19 pandemic has caused and continues to cause many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; consumer confidence has declined; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While the FDA approved emergency use authorization of vaccines in December 2020, the emergence of new variants may limit their overall efficacy. Therefore, the future progression of the outbreak and its effects on our business and operations continue to be uncertain. We and our CMOs and CROs may face disruptions in the future that affect our ability to initiate and complete preclinical studies or clinical trials, including recruitment and retention of critical employees, and disruptions or delays in completing manufacturing activities or in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. For example, in 2020, we experienced a temporary shortage of raw material used in the manufacturing process for one of our product candidates. We may experience additional delays in the future as a result of the COVID-19 pandemic or otherwise, which could delay our product development timelines. We and our CMOs and CROs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The global response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through the capital markets and may also impact the volatility of our stock price and trading in our stock. In addition, a recession, depression, inflation or other sustained adverse market event resulting from the COVID-19 pandemic, directly or indirectly, could materially and adversely affect our business and the value of our common stock. We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a catastrophic event, such as a terrorist attack, war or other armed conflict, geopolitical tensions or trade wars, pandemic or natural disaster.

We depend on our employees, consultants, CMOs, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions that we or any third parties on whom we depend take for catastrophic events, including terrorist attacks, wars or other armed conflicts, geopolitical tensions or trade wars, pandemics or natural disasters, these events could result in significant disruptions to our research and development, manufacturing, preclinical studies, clinical trials, and, ultimately, if approved, the commercialization of our products. Long-term disruptions in the infrastructure caused by these types of events, such as natural disasters, which are increasing in frequency due to the impacts of climate change, the outbreak of wars or other armed conflicts (such as Russia’s invasion of Ukraine), the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or “acts of God,” particularly involving geographies in which we or third parties on whom we depend have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any catastrophic event affecting us, our CMOs, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results from, delays in initiating or completing, or termination of clinical trials;

●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
●	the clinical results of our competitors or potential competitors;
●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our common stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
●	the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	developments with respect to the COVID-19 pandemic;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity capital more difficult, more costly, and more dilutive. Failure to secure any necessary capital in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our principal stockholders and management own a significant percentage of our common stock and exert significant control over matters subject to stockholder approval.

As of April 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

In the fourth quarter of 2021, we completed our IPO and issued and sold an aggregate of 8,119,106 shares of our common stock at a public offering price of $16.00 per share, including 766,106 shares sold pursuant to the partial exercise by the underwriters of their option to purchase additional shares.

The offer and sale of the shares of common stock in our IPO was registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-259973), which was declared effective by the SEC on October 21, 2021. Following the sale of the shares in connection with the partial exercise by the underwriters of their option to purchase additional shares, the offering terminated before all the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Cowen and Company LLC and Guggenheim Securities, LLC acted as joint book-running managers for our IPO, and Raymond James & Associates, Inc. acted as lead manager for our IPO.

We received aggregate gross proceeds from our IPO of $129.9 million, or aggregate net proceeds of $116.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

As of March 31, 2022, we estimate that we have used approximately $36.8 million of the net proceeds from our IPO. We maintain the unused net proceeds from the offering in cash and cash equivalents. There has been no material change in the planned use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File. No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File. No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

10.1*	Loan and Security Agreement, dated as of November 21, 2019, as amended, by and between the Registrant and Pacific Western Bank
10.2

Service Agreement, dated June 11, 2020, as amended, by and between the Registrant and Daniel S. Lynch (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
+

The certifications attached as Exhibit 32.1 is being furnished solely to accompany this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILIO THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ René Russo
René Russo, Pharm.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Salvatore Giovine
Salvatore Giovine
Chief Financial Officer
(Principal Financial and Accounting Officer)