Form 10-Q
period 2022-06-30
Xilio Therapeutics, Inc.
filed 2022-08-09
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Registrant’s telephone number, including area code: (857) 524-2466

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on August 1, 2022: 27,471,607

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	We will need to obtain substantial additional capital to finance our operations and complete the development and any commercialization of any current or future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity, or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.
●	The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned and any future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

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

		Page

Part I	Financial Information

Item 1.	Financial Statements (unaudited)	6
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32

Part II	Other Information	33

Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96
Item 6.	Exhibits	97

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$159,410	$198,053
Prepaid expenses and other current assets	3,597	4,464
Total current assets	163,007	202,517
Restricted cash	1,554	1,553
Property and equipment, net	7,442	7,620
Operating lease right-of-use asset	5,789	5,977
Other non-current assets	335	393
Total assets	$178,127	$218,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,410	$3,144
Accrued expenses	12,087	8,751
Operating lease liability, current portion	858	801
Notes payable, current portion	3,333	—
Other current liabilities	82	82
Total current liabilities	17,770	12,778
Notes payable, net of current portion	6,394	9,628
Operating lease liability, net of current portion	9,664	10,107
Other liabilities, long-term	82	118
Total liabilities	33,910	32,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 27,471,607 shares issued and 27,391,834 shares outstanding at June 30, 2022; 27,468,950 shares issued and 27,358,375 shares outstanding at December 31, 2021	3	3
Additional paid-in capital	351,066	346,312
Accumulated deficit	(206,852)	(160,886)
Total stockholders’ equity	144,217	185,429
Total liabilities and stockholders’ equity	$178,127	$218,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$16,246	$17,745	$31,166	$29,366
General and administrative	8,306	5,262	14,610	10,161
Total operating expenses	24,552	23,007	45,776	39,527
Loss from operations	(24,552)	(23,007)	(45,776)	(39,527)
Other expense, net
Other expense, net	(61)	(174)	(190)	(321)
Total other expense, net	(61)	(174)	(190)	(321)
Net loss and comprehensive loss	$(24,613)	$(23,181)	$(45,966)	$(39,848)
Net loss per share, basic and diluted	$(0.90)	$(31.48)	$(1.68)	$(55.16)
Weighted average common shares outstanding, basic and diluted	27,384,614	736,473	27,376,043	722,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A		Series A-1		Series B		Series C
	Convertible		Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2020	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	689,929	$—	$1,799	$(85,086)	$(83,287)
Issuance of Series B convertible preferred stock, net of issuance costs of $50	—	—	—	—	39,723,312	50,200	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $314	—	—	—	—	—	—	68,271,641	94,686	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	27,989	—	—	—	—
Exercise of stock options			—	—	—	—	—	—	4,473	—	25	—	25
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	794	—	794
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,667)	(16,667)
Balance at March 31, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	722,391	$—	$2,618	$(101,753)	$(99,135)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	26,676	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	1,034	—	5	—	5
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,002	—	1,002
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,181)	(23,181)
Balance at June 30, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	750,101	$—	$3,625	$(124,934)	$(121,309)

	Series A		Series A-1		Series B		Series C
	Convertible		Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	—	—	—	—	—	—	—	—	15,441	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	2,657	—	16	—	16
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,029	—	2,029
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,353)	(21,353)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	27,376,473	$3	$348,357	$(182,239)	$166,121
Vesting of restricted common stock	—	—	—	—	—	—	—	—	15,361	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,709	—	2,709
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,613)	(24,613)
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	27,391,834	$3	$351,066	$(206,852)	$144,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(45,966)	$(39,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885	723
Non-cash interest expense	106	78
Equity-based compensation expense	4,738	1,796
Loss on disposal of property and equipment	—	19
Change in fair value of warrant and derivative liabilities	—	44
Changes in operating assets and liabilities:
Prepaid and other assets	857	(1,398)
Operating lease right-of-use asset	188	159
Accounts payable	(1,217)	1,921
Accrued expenses and other liabilities	3,204	(6,159)
Operating lease liability	(386)	(205)
Net cash used in operating activities	(37,591)	(42,870)
Cash flows from investing activities:
Purchases of property and equipment	(1,025)	(608)
Net cash used in investing activities	(1,025)	(608)
Cash flows from financing activities:
Repayments of debt principal	—	(333)
Payments of finance lease	(42)	(42)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	144,886
Proceeds from exercise of stock options	16	30
Net cash (used in) provided by financing activities	(26)	144,541
(Decrease) increase in cash, cash equivalents and restricted cash	(38,642)	101,063
Cash, cash equivalents and restricted cash, beginning of period	199,606	20,789
Cash, cash equivalents and restricted cash, end of period	$160,964	$121,852
Supplemental cash flow disclosure:
Cash paid for interest	$240	$253
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$154	$2
Deferred offering costs included in accounts payable or accrued expenses	$—	$1,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Description of Business, Initial Public Offering and Liquidity and Capital Resources

Description of Business

Xilio Therapeutics, Inc. (“Xilio” or the “Company”) is a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. The Company was incorporated in Delaware in June 2020, and its headquarters are based in Waltham, Massachusetts.

Initial Public Offering

In the fourth quarter of 2021, the Company completed its initial public offering (“IPO”) of common stock, in which it issued and sold an aggregate of 8,119,106 shares of its common stock, including 766,106 shares pursuant to the partial exercise by the underwriters of their option to purchase additional shares, at a public offering price of $16.00 per share. The Company received approximately $116.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with the successful research, development and manufacturing of product candidates, and, if approved, any products, obtaining regulatory approvals for product candidates, and, if approved, commercialization of any products, protection and enforcement of intellectual property and proprietary technology, development by third parties of potentially competitive products or product candidates, compliance with governmental regulations, and the ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing and manufacturing process development and will need to obtain regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

As of June 30, 2022, the Company had cash and cash equivalents of $159.4 million. The Company believes that its existing cash and cash equivalents will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the first half of 2024, which is at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to generate negative cash flows from operations and net losses for the foreseeable future and will need additional capital in the future to support its continuing operations and growth strategy as it continues to invest significantly in research and development of its product candidates, including preclinical and clinical testing and manufacturing process development. To date, the Company has primarily funded its operations with proceeds from the sale of convertible preferred units and convertible preferred stock, a debt financing and the IPO. Management’s conclusion with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional capital sooner or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

In connection with its IPO, the Company effected a 1-for-9.5 reverse stock split of the Company’s issued and outstanding shares of common stock. The reverse stock split was effective on October 15, 2021. Accordingly, all share and per share amounts of common stock for all periods presented in these condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements are unaudited. The financial data and other information contained in these notes are also unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ended December 31, 2022, or any other interim periods, or any future year or period.

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

	June 30,	June 30,
	2022	2021
Cash and cash equivalents	$159,410	$120,299
Restricted cash	1,554	1,553
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$160,964	$121,852

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$934	$934	$—	$—
Total financial assets	$934	$934	$—	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$8,534	$8,534	$—	$—
Total financial assets	$8,534	$8,534	$—	$—

During the six months ended June 30, 2022 and 2021, the Company did not hold any investments and there were no transfers between Level 1, Level 2, and Level 3.

4. Property and Equipment, Net

Property and equipment, net consists of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Laboratory equipment	$4,984	$3,805
Computers and software	228	228
Furniture and fixtures	636	636
Leasehold improvements	5,124	5,124
Construction in process	—	539
Total property and equipment	$10,972	$10,332
Less accumulated depreciation	(3,530)	(2,712)
Property and equipment, net	$7,442	$7,620

The Company incurred depreciation and amortization expense related to property and equipment of $0.8 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
External research and development	$8,198	$2,794
Personnel-related	2,991	5,145
Professional and consulting fees	593	491
Other	305	321
Total accrued expenses	$12,087	$8,751

6. Loan and Security Agreement

In November 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”), as amended (the “Loan Agreement”), pursuant to which the Company borrowed $10.0 million under a term loan and has the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million prior to December 31, 2022. Interest on amounts outstanding under the Loan Agreement accrue at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of June 30, 2022 the interest rate on the term loan is 5.0%. The Company is required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, the Company will be required to make equal monthly payments of principal plus interest until the term loan matures on June 30, 2024. In addition, under the Loan Agreement, the Company paid a one-time success fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. The Company is also obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to September 17, 2022.

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

The Company has determined that the risk of subjective acceleration under the material adverse effect clause is not probable and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of June 30, 2022, the Company was in compliance with all covenants under the Loan Agreement.

The Company has the following minimum aggregate future loan payments under the Loan Agreement as of June 30, 2022:

Minimum Loan
Payments
2022	$—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(273)
Total notes payable	$9,727

The Company recognized $0.3 million of interest expense related to the Loan Agreement during each of the six months ended June 30, 2022 and 2021, respectively, which is reflected in other expense, net on the condensed consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

Leases

The Company has an operating lease for its facility and a finance lease for certain lab equipment. In August 2019, the Company entered into a lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for a period of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of June 30, 2022, the Company has a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market fund, which is classified as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share.

Convertible Preferred Stock

Upon the closing of the IPO in October 2021, all shares of the Company’s then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock.

Common Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share.

Shares Reserved for Future Issuance

As of June 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for future issuance, including under the Company’s 2020 Stock Incentive Plan (as amended, the “2020 Plan”), 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”) as follows:

	June 30,	December 31,
	2022	2021
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2021 and 2020 Stock Incentive Plans	5,181,011	4,088,456
Shares of common stock reserved for future awards under the 2021 Stock Incentive Plan	2,628,110	2,349,875
Shares of common stock reserved for purchase under the 2021 Employee Stock Purchase Plan	566,720	292,031
Total shares reserved for future issuance	8,378,472	6,732,993

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

As of June 30, 2022, there were 2,628,110 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted the 2021 ESPP, which was approved by the stockholders and became effective on October 21, 2021, immediately prior to the effectiveness of the Registration Statement. The Company initially reserved 292,031 shares of the Company’s common stock for future issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors (the “ESPP Evergreen Provision”). Effective January 1, 2022, the number of shares reserved for issuance under the 2021 ESPP increased by 274,689 shares in accordance with the ESPP Evergreen Provision. As of June 30, 2022, no offering periods have commenced under the 2021 ESPP.

Equity-Based Compensation Expense

During the three and six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to stock options and restricted common stock for employees and non-employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$637	$351	$1,233	$486
General and administrative expense	2,072	651	3,505	1,310
Total equity-based compensation expense	$2,709	$1,002	$4,738	$1,796

For the three and six months ended June 30, 2022, general and administrative equity-based compensation expense includes $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options.

Stock Options

A summary of stock option activity under the 2021 Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2021	4,088,456	$8.59	9.13	$30,291
Granted	1,362,816	$9.35
Exercised	(2,657)	$5.89
Cancelled/forfeited	(267,604)	$9.04
Outstanding as of June 30, 2022	5,181,011	$8.77	8.94	$87
Exercisable as of June 30, 2022	1,366,453	$7.65	8.35	$-
Vested and expected to vest as of June 30, 2022	5,181,011	$8.77	8.94	$87

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2022 and 2021 was $6.56 and $4.71, respectively. The following assumptions were used in determining the fair value of options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.47 – 3.39%	0.63 – 1.15%
Expected dividend yield	0%	0%
Expected term (in years)	5.50 – 6.08	5.52 – 10.00
Expected volatility	80.75 – 87.42%	81.06 – 85.26%

The achievement of the performance conditions underlying outstanding performance-based awards was not probable as of June 30, 2022; therefore, no compensation expense was recorded for these awards. As of June 30, 2022, total unrecognized compensation costs related to performance-based awards was less than $0.1 million. As of June 30, 2022, total unrecognized compensation cost related to unvested stock options, excluding performance-based awards, was approximately $22.6 million, which is expected to be recognized over a weighted-average period of 2.92 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2021	110,575	$5.51
Vested	(30,802)	$5.51
Canceled/Forfeited	—	$—
Unvested as of June 30, 2022	79,773	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. During the six months ended June 30, 2022, the aggregate fair value of the restricted stock awards that vested was $0.2 million. As of June 30, 2022, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 1.34 years.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

11. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Six Months Ended
	June 30,
	2022	2021
Convertible preferred stock	—	18,398,248
Unvested restricted common stock	79,773	168,328
Outstanding stock options	5,181,011	3,275,172
Warrants	2,631	2,631
Total common stock equivalents	5,263,415	21,844,379

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

Overview

We are a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. We have built our geographically precise solutions, or GPS, platform to rapidly engineer novel molecules, including cytokines and other biologics, that are designed to optimize their therapeutic index by geographically localizing their activity inside tumors. Current immuno-oncology, or I-O, therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment, or TME. Our molecules are engineered to localize activity within the TME with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity. We are advancing a number of geographically precise, or tumor-selective, agents through preclinical and clinical development. Our most advanced tumor-selective product candidates are the following: XTX101, an anti-cytotoxic T-lymphocyte-associated protein 4, or anti-CTLA 4, monoclonal antibody, or mAb; XTX202, an interleukin 2, or IL-2, therapy; and XTX301, an interleukin 12, or IL-12, therapy. We are currently evaluating XTX101 and XTX202 in Phase 1 clinical trials for patients with advanced solid tumors, and we plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2022 for XTX301 for evaluation in patients with advanced solid tumors. In addition to our most advanced product candidates, we are continuing to leverage our GPS platform with the goal of expanding our pipeline and developing additional tumor-selective immunotherapies, including product candidates with a range of tumor targeting approaches.

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO, of common stock in October 2021. Through June 30, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with Pacific Western Bank, or PacWest.

We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $46.0 million and $39.8 million for the six months ended June 30, 2022 and 2021, respectively, and $75.8 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $206.9 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase significantly in connection with our ongoing activities, particularly as we:

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

As of June 30, 2022, we had cash and cash equivalents of $159.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024.

Note on the Ongoing COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to have widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, supply chains and business practices. We are closely monitoring the impact of the pandemic, the identification of new variants and related developments, and our focus remains on promoting employee health and safety while continuing to advance the research and development of our product candidates. However, the extent of the impact of the COVID-19 pandemic, including variants of the COVID-19 virus, on our business, operations, and clinical development timelines and plans remains uncertain and will depend on future developments that cannot be predicted with confidence at this time. For a discussion regarding risks and uncertainties related to the COVID-19 pandemic and its potential impact on our business and financial results, please refer to our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates. We also expect our discovery research efforts and our related personnel costs will continue to increase and, as a result, we expect our research and development expenses, including costs associated with equity-based compensation, will continue to increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into, or may enter into license, acquisition, option or other agreements to acquire the rights to future products and product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following tables summarize our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
Operating expenses
Research and development	$16,246	$17,745	$(1,499)
General and administrative	8,306	5,262	3,044
Total operating expenses	24,552	23,007	1,545
Loss from operations	(24,552)	(23,007)	(1,545)
Other expense, net
Other expense, net	(61)	(174)	113
Total other expense, net	(61)	(174)	113
Net loss	$(24,613)	$(23,181)	$(1,432)

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
XTX101	$2,776	$2,179	$597
XTX202	994	8,718	(7,724)
XTX301	4,115	406	3,709
Other early programs and indirect research and development	3,050	2,518	532
Personnel-related (including equity-based compensation)	5,311	3,924	1,387
Total research and development expenses	$16,246	$17,745	$(1,499)

Research and development expenses decreased by $1.5 million from $17.7 million for the three months ended June 30, 2021 to $16.2 million for the three months ended June 30, 2022. The decrease in research and development expenses was primarily due to decreases of approximately $6.0 million in manufacturing expenses, due to a greater amount of manufacturing activities for XTX202 occurring in the comparable prior year period and a decrease of approximately $2.0 million due to a reduction in preclinical development activities for XTX202.

The decrease in research and development expenses was partially offset by the following:

●	$3.7 million increase in expenses incurred in connection with XTX301, primarily driven by an increase of approximately $2.8 million in manufacturing activities and an increase of approximately $0.7 million in preclinical development activities;
●	$1.4 million increase in personnel-related costs, primarily driven by higher research and development headcount and the corresponding increase of approximately $1.0 million in salaries, bonuses and benefits, and an increase of approximately $0.3 million in equity-based compensation;
●	$0.6 million increase in expenses incurred in connection with XTX101, primarily driven by an increase in manufacturing activities and clinical development activities related to our Phase 1 trial for XTX101, partially offset by a decrease in preclinical development activities;
●	$0.5 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	$0.4 million increase in clinical development activities related to our Phase 1 clinical trial for XTX202.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
Personnel-related (including equity-based compensation)	$5,169	$2,345	$2,824
Professional and consulting fees	1,537	2,293	(756)
Facility-related and other general and administrative expenses	1,600	624	976
Total general and administrative expenses	$8,306	$5,262	$3,044

General and administrative expenses increased by $3.0 million from $5.3 million for the three months ended June 30, 2021 to $8.3 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to the following:

●	$2.8 million increase in personnel-related costs, primarily driven by higher general and administrative headcount and the corresponding increase of approximately $1.2 million in salaries, bonuses and benefits, and an increase of approximately $1.4 million in equity-based compensation, which includes approximately $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options; and
●	$1.0 million increase in facility-related and other general and administrative expenses, primarily driven by increases in costs incurred as a result of becoming a publicly traded company, including directors’ and officers’ liability insurance and other corporate related costs associated with increased overall corporate headcount.

These increases were partially offset by a $0.8 million decrease in professional and consulting fees.

Other Expense, Net

Other expense, net, decreased by $0.1 million from $0.2 million for the three months ended June 30, 2021 to $0.1 million for the three months ended June 30, 2022. The decrease in other expense, net was primarily due to an increase in interest income earned from higher average cash balances as a result of the net proceeds received from our IPO.

Comparison of the six months ended June 30, 2022 and 2021

The following tables summarize our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Operating expenses
Research and development	$31,166	$29,366	$1,800
General and administrative	14,610	10,161	4,449
Total operating expenses	45,776	39,527	6,249
Loss from operations	(45,776)	(39,527)	(6,249)
Other expense, net
Other expense, net	(190)	(321)	131
Total other expense, net	(190)	(321)	131
Net loss	$(45,966)	$(39,848)	$(6,118)

Research and Development Expenses

The following tables summarize our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
XTX101	$4,034	$3,913	$121
XTX202	2,565	12,262	(9,697)
XTX301	7,280	750	6,530
Other early programs and indirect research and development	7,374	5,412	1,962
Personnel-related (including equity-based compensation)	9,913	7,029	2,884
Total research and development expenses	$31,166	$29,366	$1,800

Research and development expenses increased by $1.8 million from $29.4 million for the six months ended June 30, 2021 to $31.2 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily due to the following:

●	$6.5 million increase in expenses incurred in connection with XTX301, primarily driven by an increase of approximately $4.4 million in manufacturing activities and an increase of approximately $2.0 million related to preclinical development activities;
●	$2.9 million increase in personnel-related costs, primarily driven by higher research and development headcount and the corresponding increase of approximately $2.1 million in salaries, bonuses and benefits, and an increase of approximately $0.7 million in equity-based compensation;
●	$2.0 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	$1.1 million increase in clinical development activities related to our Phase 1 clinical trial for XTX202.

These increases were partially offset by a decrease of approximately $7.6 million in manufacturing expenses due to a greater amount of manufacturing activities for XTX202 occurring in the comparable prior year period and a decrease of approximately $3.0 million due to a reduction in preclinical development activities for XTX202.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Personnel-related (including equity-based compensation)	$8,805	$4,802	$4,003
Professional and consulting fees	2,939	4,205	(1,266)
Facility-related and other general and administrative expenses	2,866	1,154	1,712
Total general and administrative expenses	$14,610	$10,161	$4,449

General and administrative expenses increased by $4.4 million from $10.2 million for the six months ended June 30, 2021 to $14.6 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to the following:

●	$4.0 million increase in personnel-related costs, primarily driven by higher general and administrative headcount and the corresponding increase of approximately $1.9 million in salaries, bonuses and benefits, and an increase of approximately $2.2 million in equity-based compensation, which includes approximately $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options; and
●	$1.7 million increase in facility-related and other general and administrative expenses, primarily driven by increases in costs incurred as a result of becoming a publicly traded company, including directors’ and officers’ liability insurance and other corporate related costs associated with increased overall corporate headcount.

These increases were partially offset by a $1.3 million decrease in professional and consulting fees.

Other Expense, Net

Other expense, net, decreased by $0.1 million from $0.3 million for the six months ended June 30, 2021 to $0.2 million for the six months ended June 30, 2022. The decrease in other expense, net was primarily due to an increase in interest income earned from higher average cash balances as a result of the net proceeds received from our IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. Through June 30, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of June 30, 2022, we had cash and cash equivalents of $159.4 million.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(37,591)	$(42,870)
Investing activities	(1,025)	(608)
Financing activities	(26)	144,541
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,642)	$101,063

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

During the six months ended June 30, 2022, net cash used in operating activities of $37.6 million was primarily due to our net loss of $46.0 million, partially offset by changes in operating assets and liabilities of $2.6 million and net non-cash expenses of $5.7 million.

During the six months ended June 30, 2021, net cash used in operating activities of $42.9 million was primarily due to our net loss of $39.8 million and changes in operating assets and liabilities of $5.7 million, partially offset by net non-cash expenses of $2.7 million.

Investing Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities of $1.0 million and $0.6 million, respectively, was primarily due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities of less than $0.1 million consisted of payments on our finance lease for certain lab equipment, partially offset by proceeds received from the exercise of stock options.

During the six months ended June 30, 2021, net cash provided by financing activities of $144.5 million consisted primarily of proceeds from the sale and issuance of our Series B and Series C convertible preferred stock.

Loan and Security Agreement

In November 2019, we entered into a loan and security agreement with PacWest, as amended, under which we borrowed $10.0 million under a term loan, which amount remains outstanding. We have the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million prior to December 31, 2022. Borrowings under the loan and security agreement are collateralized by substantially all of our assets, excluding intellectual property. Interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of June 30, 2022, the interest rate on the term loan is 5.0%. We are required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, we will be required to make equal monthly payments of principal plus interest until the term loan matures on June 30, 2024. In addition, under the loan and security agreement, as amended, we paid a one-time success fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO. Additionally, we are obligated to pay PacWest a fee of 1.0% of the aggregate principal amounts then outstanding if any term loans are repaid prior to September 17, 2022.

The loan and security agreement, as amended, contains customary representations, warranties and covenants and also include customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

We have the following minimum aggregate future loan payments under the loan and security agreement, as amended, at June 30, 2022 (in thousands):

Minimum Loan
Payments
2022	$—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(273)
Total notes payable	$9,727

Capital Requirements

We expect our future capital requirements to increase substantially over time in connection with our ongoing research and development activities, particularly as we advance our current and planned clinical development of our product candidates and expand the research efforts and preclinical activities associated with our other existing programs and discovery platform. In addition, we expect to continue to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as employee compensation and research and development charges due to, for example, increases in the costs of labor and supplies. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment that may also increase our operating costs in the future.

As of June 30, 2022, we had cash and cash equivalents of $159.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic, adverse changes in international policies and political relations, regional or global conflicts, uncertainty around global economic conditions, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue warrants, which could potentially dilute the ownership interest of our existing stockholders.

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

We are also a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, in which case we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $46.0 million and $39.8 million for the six months ended June 30, 2022 and 2021, respectively, and $75.8 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $206.9 million. To date, we have funded our operations primarily through proceeds from the sale of preferred units and convertible preferred stock, a debt financing, and our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for XTX101 or XTX202, our most advanced product candidates, or commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

As of June 30, 2022, we had cash and cash equivalents of $159.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our most advanced product candidates, XTX101 and XTX202, and ongoing preclinical development for our product candidate XTX301;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;
●	our ability to seek, establish and maintain a collaboration to develop XTX101 with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	the impacts of the COVID-19 pandemic; and
●	the costs of continuing to expand our operations and operating as a public company.

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

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations. Under our loan and security agreement with PacWest, we are required to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to sell or dispose any part of our business or property and other operating restrictions that could adversely impact our ability to conduct our business, and any agreements governing any other indebtedness that we may incur could require us to comply with additional covenants. If we raise funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. We may in the future rely on third parties for certain research, and we will not have complete control over their performance and ability to successfully develop product candidates. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying potential indications and/or product candidates;
●	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; and
●	it may take greater human and financial resources than we will possess to identify and advance additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

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

XTX202, if approved, may face competition from other IL-2-based cancer therapies. For example, Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Cullinan Management Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Kymab Ltd., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Proviva Therapeutics, Inc., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics, Inc., XOMA Corporation and Zydus Cadila.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. Beginning April 2022 through June 2022, a 1% sequester cut is in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, sales and marketing personnel, is and will be critical to our success. The loss of the services of our executive officers or other key employees could impede, delay or prevent the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize products in the life sciences industry, and specifically our product candidates. We are based in Massachusetts, a state that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment, which is likely to further exacerbate the foregoing risks and may impact our ability to retain our executive officers or other key employees. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited and could adversely affect our business, prospects, financial condition and results of operations.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;

●	adverse results from, delays in initiating or completing, or termination of clinical trials;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
●	the clinical results of our competitors or potential competitors;
●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our common stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
●	future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	developments with respect to the COVID-19 pandemic;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

As of August 1, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

In the fourth quarter of 2021, we completed our IPO and issued and sold an aggregate of 8,119,106 shares of our common stock, including 766,106 shares sold pursuant to the partial exercise by the underwriters of their option to purchase additional shares, at a public offering price of $16.00 per share.

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

As of June 30, 2022, we estimate that we have used approximately $54.5 million of the net proceeds from our IPO. We maintain the unused net proceeds from the offering in cash and cash equivalents. There has been no material change in the planned use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File. No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File. No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

10.1#

Amended and Restated Employment Agreement, dated June 15, 2022, by and between the Registrant and Martin Huber, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2022)

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

XILIO THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ René Russo
René Russo, Pharm.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Salvatore Giovine
Salvatore Giovine
Chief Financial Officer
(Principal Financial and Accounting Officer)