Form 10-Q
period 2022-09-30
Xilio Therapeutics, Inc.
filed 2022-11-09
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on November 4, 2022: 27,471,607

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and our need for additional capital;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the potential advantages of our current and future product candidates;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	developments relating to our competitors and our industry;
●	our ability to establish and maintain collaborations or obtain additional funding;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	the impact and scope of COVID-19 and its variants on our business, operations, strategy, goals and anticipated milestones, as well as our response to the COVID-19 pandemic.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	We will need to obtain substantial additional capital to finance our operations and complete the development and any commercialization of any current or future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity, or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.
●	The impact of the COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned and any future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

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

		Page

Part I	Financial Information

Item 1.	Financial Statements (unaudited)	6
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

Part II	Other Information	33

Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96
Item 5.	Other Information	97
Item 6.	Exhibits	98

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$139,143	$198,053
Prepaid expenses and other current assets	3,171	4,464
Total current assets	142,314	202,517
Restricted cash	1,557	1,553
Property and equipment, net	7,553	7,620
Operating lease right-of-use asset	5,689	5,977
Other non-current assets	301	393
Total assets	$157,414	$218,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,810	$3,144
Accrued expenses	9,062	8,751
Operating lease liability, current portion	888	801
Notes payable, current portion	5,000	—
Other current liabilities	82	82
Total current liabilities	16,842	12,778
Notes payable, net of current portion	4,781	9,628
Operating lease liability, net of current portion	9,429	10,107
Other liabilities, long-term	64	118
Total liabilities	31,116	32,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 27,471,607 shares issued and 27,407,149 shares outstanding at September 30, 2022; 27,468,950 shares issued and 27,358,375 shares outstanding at December 31, 2021	3	3
Additional paid-in capital	352,937	346,312
Accumulated deficit	(226,642)	(160,886)
Total stockholders’ equity	126,298	185,429
Total liabilities and stockholders’ equity	$157,414	$218,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$13,038	$10,470	$44,204	$39,836
General and administrative	7,168	5,491	21,778	15,652
Total operating expenses	20,206	15,961	65,982	55,488
Loss from operations	(20,206)	(15,961)	(65,982)	(55,488)
Other income (expense), net
Other income (expense), net	416	(290)	226	(611)
Total other income (expense), net	416	(290)	226	(611)
Net loss and comprehensive loss	$(19,790)	$(16,251)	$(65,756)	$(56,099)
Net loss per share, basic and diluted	$(0.72)	$(21.27)	$(2.40)	$(76.18)
Weighted average common shares outstanding, basic and diluted	27,399,906	763,869	27,384,085	736,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A		Series A-1		Series B		Series C
	Convertible		Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2020	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	689,929	$—	$1,799	$(85,086)	$(83,287)
Issuance of Series B convertible preferred stock, net of issuance costs of $50	—	—	—	—	39,723,312	50,200	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $314	—	—	—	—	—	—	68,271,641	94,686	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	27,989	—	—	—	—
Exercise of stock options			—	—	—	—	—	—	4,473	—	25	—	25
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	794	—	794
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,667)	(16,667)
Balance at March 31, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	722,391	$—	$2,618	$(101,753)	$(99,135)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	26,676	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	1,034	—	5	—	5
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,002	—	1,002
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,181)	(23,181)
Balance at June 30, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	750,101	$—	$3,625	$(124,934)	$(121,309)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	26,263	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	2,585	—	14	—	14
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,091	—	1,091
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,251)	(16,251)
Balance at September 30, 2021	7,500,000	$7,309	19,565,216	$20,740	79,446,624	$100,153	68,271,641	$94,686	778,949	$—	$4,730	$(141,185)	$(136,455)

	Series A		Series A-1		Series B		Series C
	Convertible		Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	—	—	—	—	—	—	—	—	15,441	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	2,657	—	16	—	16
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,029	—	2,029
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,353)	(21,353)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	27,376,473	$3	$348,357	$(182,239)	$166,121
Vesting of restricted common stock	—	—	—	—	—	—	—	—	15,361	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,709	—	2,709
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,613)	(24,613)
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	27,391,834	$3	$351,066	$(206,852)	$144,217
Vesting of restricted common stock	—	—	—	—	—	—	—	—	15,315	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,871	—	1,871
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,790)	(19,790)
Balance at September 30, 2022	—	$—	—	$—	—	$—	—	$—	27,407,149	$3	$352,937	$(226,642)	$126,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(65,756)	$(56,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,358	1,105
Non-cash interest expense	164	121
Equity-based compensation expense	6,609	2,887
Loss on disposal of property and equipment	1	19
Change in fair value of warrant and derivative liabilities	—	199
Changes in operating assets and liabilities:
Prepaid and other assets	1,283	(3,597)
Operating lease right-of-use asset	288	244
Accounts payable	(972)	(1,626)
Accrued expenses and other liabilities	116	(6,459)
Operating lease liability	(591)	(383)
Net cash used in operating activities	(57,500)	(63,589)
Cash flows from investing activities:
Purchases of property and equipment	(1,358)	(722)
Net cash used in investing activities	(1,358)	(722)
Cash flows from financing activities:
Repayments of debt principal	—	(1,000)
Proceeds from debt issuance, net of issuance costs	—	975
Payments of finance lease	(64)	(63)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	144,886
Proceeds from exercise of stock options	16	44
Net cash (used in) provided by financing activities	(48)	144,842
(Decrease) increase in cash, cash equivalents and restricted cash	(58,906)	80,531
Cash, cash equivalents and restricted cash, beginning of period	199,606	20,789
Cash, cash equivalents and restricted cash, end of period	$140,700	$101,320
Supplemental cash flow disclosure:
Cash paid for interest	$380	$371
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$371	$47
Deferred offering costs included in accounts payable or accrued expenses	$—	$879
Recognition of derivative liability in connection with long-term debt facility	$—	$250

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

Initial Public Offering

In the fourth quarter of 2021, the Company completed its initial public offering (“IPO”) of common stock, in which it issued and sold an aggregate of 8,119,106 shares of its common stock, including 766,106 shares pursuant to the partial exercise by the underwriters of their option to purchase additional shares, at a public offering price of $16.00 per share. The Company received $116.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

As of September 30, 2022, the Company had cash and cash equivalents of $139.1 million. The Company believes that its existing cash and cash equivalents will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2024, which is at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to generate negative cash flows from operations and net losses for the foreseeable future and will need additional capital in the future to support its continuing operations and growth strategy as it continues to invest significantly in research and development of its product candidates, including preclinical and clinical testing and manufacturing process development. To date, the Company has primarily funded its operations with proceeds from the sale of convertible preferred units and convertible preferred stock, a debt financing and the IPO. Management’s conclusion with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional capital sooner or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc., a Delaware corporation and Xilio Securities Corporation, a Massachusetts corporation, created to buy, sell and hold securities. Effective as of September 30, 2022, the Company’s wholly owned subsidiaries, Xilio Therapeutics, LLC and Xilio Concerto, LLC, were merged with and into Xilio Development, Inc., with Xilio Development, Inc. as the surviving corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ended December 31, 2022, or any other interim periods, or any future year or period.

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

	September 30,	September 30,
	2022	2021
Cash and cash equivalents	$139,143	$99,767
Restricted cash	1,557	1,553
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$140,700	$101,320

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$936	$936	$—	$—
Total financial assets	$936	$936	$—	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$8,534	$8,534	$—	$—
Total financial assets	$8,534	$8,534	$—	$—

During the nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2, and Level 3.

4. Property and Equipment, Net

Property and equipment, net consists of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Laboratory equipment	$5,433	$3,805
Computers and software	228	228
Furniture and fixtures	636	636
Leasehold improvements	5,124	5,124
Construction in process	95	539
Total property and equipment	$11,516	$10,332
Less accumulated depreciation	(3,963)	(2,712)
Property and equipment, net	$7,553	$7,620

The Company incurred depreciation and amortization expense related to property and equipment of $1.3 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
External research and development	$4,306	$2,794
Personnel-related	3,728	5,145
Professional and consulting fees	764	491
Other	264	321
Total accrued expenses	$9,062	$8,751

6. Loan and Security Agreement

In November 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”), as amended (the “Loan Agreement”), pursuant to which the Company borrowed $10.0 million under a term loan and has the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million prior to December 31, 2022. Interest on amounts outstanding under the Loan Agreement accrue at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of September 30, 2022 the interest rate on the term loan is 6.5%. The Company is required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, the Company will be required to make equal monthly payments of principal plus interest until the term loan matures on June 30, 2024. In addition, under the Loan Agreement, the Company paid a one-time success fee of $0.8 million to PacWest in October 2021 upon the closing of the IPO.

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

The Company has determined that the risk of subjective acceleration under the material adverse effect clause is not probable and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of September 30, 2022, the Company was in compliance with all covenants under the Loan Agreement.

The Company has the following minimum aggregate future loan payments under the Loan Agreement as of September 30, 2022:

Minimum Loan
Payments
2022	$—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(219)
Total notes payable	$9,781

The Company recognized $0.5 million of interest expense related to the Loan Agreement during each of the nine months ended September 30, 2022 and 2021, respectively, which is reflected in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

Leases

The Company has an operating lease for its facility and a finance lease for certain lab equipment. In August 2019, the Company entered into a lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for a period of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of September 30, 2022, the Company has a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market fund, which is classified as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share.

Convertible Preferred Stock

Upon the closing of the IPO in October 2021, all shares of the Company’s then outstanding preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share.

Shares Reserved for Future Issuance

As of September 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for future issuance, including under the Company’s 2020 Stock Incentive Plan (as amended, the “2020 Plan”), 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”) as follows:

	September 30,	December 31,
	2022	2021
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2021 and 2020 Stock Incentive Plans	4,999,256	4,088,456
Shares of common stock reserved for future awards under the 2021 Stock Incentive Plan	2,809,865	2,349,875
Shares of common stock reserved for purchase under the 2021 Employee Stock Purchase Plan	566,720	292,031
Total shares reserved for future issuance	8,378,472	6,732,993

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

As of September 30, 2022, there were 2,809,865 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted the 2021 ESPP, which was approved by the stockholders and became effective on October 21, 2021, immediately prior to the effectiveness of the Registration Statement. The Company initially reserved 292,031 shares of the Company’s common stock for future issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors (the “ESPP Evergreen Provision”). Effective January 1, 2022, the number of shares reserved for issuance under the 2021 ESPP increased by 274,689 shares in accordance with the ESPP Evergreen Provision. As of September 30, 2022, no offering periods have commenced under the 2021 ESPP.

Equity-Based Compensation Expense

During the three and nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to stock options and restricted common stock for employees and non-employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$594	$378	$1,827	$864
General and administrative expense	1,277	713	4,782	2,023
Total equity-based compensation expense	$1,871	$1,091	$6,609	$2,887

For the nine months ended September 30, 2022 and 2021, general and administrative equity-based compensation expense includes $0.6 million and $0.2 million, respectively, in non-recurring compensation expense resulting from the modification of previously issued stock options.

Stock Options

A summary of stock option activity under the 2021 Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2021	4,088,456	$8.59	9.13	$30,291
Granted	1,610,916	$8.35
Exercised	(2,657)	$5.89
Cancelled/forfeited	(697,459)	$10.23
Outstanding as of September 30, 2022	4,999,256	$8.29	8.54	$134
Exercisable as of September 30, 2022	1,601,562	$7.93	7.60	$1
Vested and expected to vest as of September 30, 2022	4,999,256	$8.29	8.54	$134

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2022 and 2021 was $5.88 and $5.16, respectively. The following assumptions were used in determining the fair value of options granted during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.47 – 3.63%	0.63 – 1.15%
Expected dividend yield	0%	0%
Expected term (in years)	5.27 – 6.08	5.52 – 10.00
Expected volatility	80.75 – 87.64%	80.60 – 85.26%

The achievement of the performance conditions underlying outstanding performance-based awards was not probable as of September 30, 2022; therefore, no compensation expense was recorded for these awards. As of September 30, 2022, total unrecognized compensation costs related to performance-based awards was less than $0.1 million. As of September 30, 2022, total unrecognized compensation cost related to unvested stock options, excluding performance-based awards, was approximately $18.4 million, which is expected to be recognized over a weighted-average period of 2.76 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2021	110,575	$5.51
Vested	(46,117)	$5.51
Canceled/Forfeited	—	$—
Unvested as of September 30, 2022	64,458	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. During the nine months ended September 30, 2022, the aggregate fair value of the restricted stock awards that vested was $0.3 million. As of September 30, 2022, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 1.13 years.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

11. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Nine Months Ended
	September 30,
	2022	2021
Convertible preferred stock	—	18,398,248
Unvested restricted common stock	64,458	135,811
Outstanding stock options	4,999,256	3,391,136
Warrants	2,631	2,631
Total common stock equivalents	5,066,345	21,927,826

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to build a pipeline of novel, tumor-activated molecules, including cytokines and other biologics, which are designed to optimize their therapeutic index and localize anti-tumor activity within the tumor microenvironment. Our most advanced tumor-activated cytokine product candidates are XTX202, an interleukin 2, or IL-2, therapy and XTX301, an interleukin 12, or IL-12, therapy. We are currently evaluating XTX202 in monotherapy dose-escalation of an ongoing Phase 1 clinical trial for patients with advanced solid tumors, and we anticipate initiating patient enrollment in a monotherapy expansion cohort of the Phase 1 clinical trial in the fourth quarter of 2022 and initiating patient enrollment in a Phase 2 monotherapy clinical trial in the first half of 2023. We anticipate reporting preliminary anti-tumor activity and safety data from the Phase 1/2 clinical trial in the third quarter of 2023. In November 2022, we announced clearance of our investigational new drug application, or IND, by the U.S. Food and Drug Administration, or FDA, for XTX301 for evaluation in patients with advanced solid tumors. We anticipate initiating patient enrollment in monotherapy dose-escalation in a Phase 1 clinical trial evaluating XTX301 in patients with advanced solid tumors in the first quarter of 2023, and we anticipate reporting preliminary safety data from the Phase 1 clinical trial in the fourth quarter of 2023. In addition, we are currently evaluating XTX101, an anti-cytotoxic T-lymphocyte-associated protein 4, or anti-CTLA-4, monoclonal antibody, or mAb, in monotherapy dose-escalation and monotherapy dose expansion of an ongoing Phase 1 clinical trial for patients with advanced solid tumors. We anticipate completing monotherapy dose-escalation by the end of 2022 and reporting preliminary data from the Phase 1 clinical trial in the second quarter of 2023. We plan to continue to explore opportunities for strategic collaborations to advance XTX101 and do not plan to initiate an anti-PD-1 combination cohort in the Phase 1 clinical trial or initiate a Phase 2 clinical trial for XTX101 without a partner. In addition to our clinical-stage product candidates, we are continuing to leverage our platform and expertise in developing tumor-activated I-O therapies to continue to seek to expand our pipeline of discovery-stage programs and develop additional tumor-activated immunotherapies, including product candidates with a range of tumor targeting approaches.

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO, of common stock in October 2021. Through September 30, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with Pacific Western Bank, or PacWest.

We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $65.8 million and $56.1 million for the nine months ended September 30, 2022 and 2021, respectively, and $75.8 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $226.6 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase significantly in connection with our ongoing activities, particularly as we:

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

As of September 30, 2022, we had cash and cash equivalents of $139.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

Note Regarding the COVID-19 Pandemic

The impact of the COVID-19 pandemic continues to be widespread, rapidly-evolving and unpredictable on global societies, economies, financial markets, supply chains and business practices. The extent of the impact of the COVID-19 pandemic, including variants of the COVID-19 virus, on our business, operations, and clinical development timelines and plans remains uncertain. For a discussion regarding risks and uncertainties related to the impact of the COVID-19 pandemic and its potential impact on our business and financial results, please refer to our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;

●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved; and
●	the impact of COVID-19 and its variants on our research and development employees, contractors and those who may participate in our planned studies.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, recruiting and equity-based compensation, for personnel in our executive, finance, legal, business development, human resources and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional and consulting fees for accounting, auditing, tax, human resources and administrative consulting services; insurance costs; and facility-related expenses, which include depreciation costs and other allocated expenses for rent, maintenance of facilities, recruiting and other general administrative costs. These costs relate to the operation of the business and are in support of but separate from the research and development function and our individual development programs. Costs to secure and defend our intellectual property are expensed as incurred and are classified as general and administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and infrastructure to support the expected growth in our research and development activities. We also expect to continue to incur increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs and investor and public relations costs.

We also expect to incur additional intellectual property-related expenses as we file patent applications to protect intellectual property arising from our research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned from our cash and cash equivalents. This interest income is partially offset by interest expense principally on the note payable under our debt arrangement with PacWest and gains or losses associated with changes in the fair value of contingent liabilities associated with the consummation of specified transactions, including our IPO. Upon completion of our IPO in October 2021, our contingent liability with PacWest and our other contingent derivative liability became due and payable. These fees were paid during the fourth quarter of 2021 and as a result, no further gains or losses will be recognized related to those contingent liabilities.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following tables summarize our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
Operating expenses
Research and development	$13,038	$10,470	$2,568
General and administrative	7,168	5,491	1,677
Total operating expenses	20,206	15,961	4,245
Loss from operations	(20,206)	(15,961)	(4,245)
Other income (expense), net
Other income (expense), net	416	(290)	706
Total other income (expense), net	416	(290)	706
Net loss	$(19,790)	$(16,251)	$(3,539)

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
XTX101	$1,394	$1,427	$(33)
XTX202	1,452	1,262	190
XTX301	1,974	1,403	571
Other early programs and indirect research and development	2,861	2,401	460
Personnel-related (including equity-based compensation)	5,357	3,977	1,380
Total research and development expenses	$13,038	$10,470	$2,568

Research and development expenses increased by $2.6 million from $10.5 million for the three months ended September 30, 2021 to $13.0 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily due to the following:

●	$1.4 million increase in personnel-related costs, primarily driven by higher research and development headcount and the corresponding increase of approximately $1.0 million in salaries, bonuses and benefits, and an increase of approximately $0.2 million in equity-based compensation;
●	$0.6 million increase in expenses incurred in connection with XTX301, primarily driven by preclinical development activities, manufacturing activities and clinical development activities related to our planned Phase 1 clinical trial for XTX301; and
●	$0.5 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in external expenses related to preclinical research and development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
Personnel-related (including equity-based compensation)	$3,808	$2,828	$980
Professional and consulting fees	2,057	2,074	(17)
Facility-related and other general and administrative expenses	1,303	589	714
Total general and administrative expenses	$7,168	$5,491	$1,677

General and administrative expenses increased by $1.7 million from $5.5 million for the three months ended September 30, 2021 to $7.2 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to the following:

●	$1.0 million increase in personnel-related costs, primarily driven by higher general and administrative headcount and the corresponding increase of approximately $0.6 million in salaries, bonuses and benefits, and an increase of approximately $0.6 million in equity-based compensation; and
●	$0.7 million increase in facility-related and other general and administrative expenses, primarily driven by increases in costs incurred as a result of becoming a publicly traded company, including directors’ and officers’ liability insurance and other corporate related costs associated with increased overall corporate headcount.

Other Income (Expense), Net

Other income (expense), net, changed by $0.7 million from other expense of $0.3 million for the three months ended September 30, 2021 to other income of $0.4 million for the three months ended September 30, 2022. The change in other income (expense), net was primarily due to an increase in interest income earned from higher interest rates earned on higher average cash balances as a result of the net proceeds received from our IPO.

Comparison of the nine months ended September 30, 2022 and 2021

The following tables summarize our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Operating expenses
Research and development	$44,204	$39,836	$4,368
General and administrative	21,778	15,652	6,126
Total operating expenses	65,982	55,488	10,494
Loss from operations	(65,982)	(55,488)	(10,494)
Other income (expense), net
Other income (expense), net	226	(611)	837
Total other income (expense), net	226	(611)	837
Net loss	$(65,756)	$(56,099)	$(9,657)

Research and Development Expenses

The following tables summarize our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
XTX101	$5,428	$5,340	$88
XTX202	4,017	13,524	(9,507)
XTX301	9,253	2,153	7,100
Other early programs and indirect research and development	10,234	7,813	2,421
Personnel-related (including equity-based compensation)	15,272	11,006	4,266
Total research and development expenses	$44,204	$39,836	$4,368

Research and development expenses increased by $4.4 million from $39.8 million for the nine months ended September 30, 2021 to $44.2 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily due to the following:

●	$7.1 million increase in expenses incurred in connection with XTX301, primarily driven by an increase of approximately $4.6 million in manufacturing activities, an increase of approximately $2.1 million related to preclinical development activities and an increase of approximately $0.4 million in clinical development activities related to our planned Phase 1 clinical trial for XTX301;
●	$4.3 million increase in personnel-related costs, primarily driven by higher research and development headcount and the corresponding increase of approximately $3.1 million in salaries, bonuses and benefits, and an increase of approximately $1.0 million in equity-based compensation;

●	$2.4 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	$1.7 million increase in clinical development activities related to our Phase 1 clinical trial for XTX202.

These increases were partially offset by a decrease of approximately $6.8 million in manufacturing expenses for XTX202 due to a greater amount of manufacturing activities occurring in the comparable prior year period and a decrease of approximately $4.0 million due to a reduction in preclinical development activities for XTX202.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Personnel-related (including equity-based compensation)	$12,612	$7,630	$4,982
Professional and consulting fees	4,997	6,279	(1,282)
Facility-related and other general and administrative expenses	4,169	1,743	2,426
Total general and administrative expenses	$21,778	$15,652	$6,126

General and administrative expenses increased by $6.1 million from $15.7 million for the nine months ended September 30, 2021 to $21.8 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to the following:

●	$5.0 million increase in personnel-related costs, primarily driven by higher general and administrative headcount and the corresponding increase of approximately $2.5 million in salaries, bonuses and benefits, and an increase of approximately $2.8 million in equity-based compensation, which includes approximately $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options; and
●	$2.4 million increase in facility-related and other general and administrative expenses, primarily driven by increases in costs incurred as a result of becoming a publicly traded company, including directors’ and officers’ liability insurance and other corporate related costs associated with increased overall corporate headcount.

These increases were partially offset by a $1.3 million decrease in professional and consulting fees.

Other Income (Expense), Net

Other income (expense), net, changed by $0.8 million from other expense of $0.6 million for the nine months ended September 30, 2021 to other income of $0.2 million for the nine months ended September 30, 2022. The change in other income (expense), net was primarily due to an increase in interest income earned from higher interest rates earned on higher average cash balances as a result of the net proceeds received from our IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. Through September 30, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of September 30, 2022, we had cash and cash equivalents of $139.1 million.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(57,500)	$(63,589)
Investing activities	(1,358)	(722)
Financing activities	(48)	144,842
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,906)	$80,531

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

During the nine months ended September 30, 2022, net cash used in operating activities of $57.5 million was primarily due to our net loss of $65.8 million, partially offset by changes in operating assets and liabilities of $0.1 million and net non-cash expenses of $8.1 million.

During the nine months ended September 30, 2021, net cash used in operating activities of $63.6 million was primarily due to our net loss of $56.1 million and changes in operating assets and liabilities of $11.8 million, partially offset by net non-cash expenses of $4.3 million.

Investing Activities

During the nine months ended September 30, 2022 and 2021, net cash used in investing activities of $1.4 million and $0.7 million, respectively, was primarily due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities of less than $0.1 million consisted of payments on our finance lease for certain lab equipment, partially offset by proceeds received from the exercise of stock options.

During the nine months ended September 30, 2021, net cash provided by financing activities of $144.8 million consisted primarily of proceeds from the sale and issuance of our Series B and Series C convertible preferred stock.

Loan and Security Agreement

In November 2019, we entered into a loan and security agreement with PacWest, as amended, which we refer to as the loan agreement, under which we borrowed $10.0 million under a term loan, which amount remains outstanding. Under the loan agreement, we have the ability to request one or more additional term loans in an aggregate principal amount of $10.0 million prior to December 31, 2022. Borrowings under the loan agreement are collateralized by substantially all of our assets, excluding intellectual property. Interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of September 30, 2022, the interest rate on the term loan is 6.5%. We are required to make interest-only payments on any outstanding balances through December 31, 2022. Subsequent to the interest-only period, we will be required to make equal monthly payments of principal plus interest until the term loan matures on June 30, 2024. Under the loan agreement, we paid a one-time success fee of $0.8 million to PacWest in October 2021 upon the closing of our IPO.

The loan agreement contains customary representations, warranties and covenants and also include customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

We have the following minimum aggregate future loan payments under the loan agreement at September 30, 2022 (in thousands):

Minimum Loan
Payments
2022	$—
2023	6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(219)
Total notes payable	$9,781

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

As of September 30, 2022, we had cash and cash equivalents of $139.1 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage cytokine product candidates, XTX202 and XTX301, and ongoing preclinical development for our current and future product candidates;
●	the scope, prioritization and number of our research and development programs;

●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to seek, establish and maintain a collaboration to develop XTX101, our tumor-activated mAb product candidate, with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration; and
●	the costs of continuing to expand our operations and operating as a public company.

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

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic, adverse changes in domestic and international fiscal, monetary and other policies and political relations, regional or global conflicts, uncertainty around global economic conditions, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue warrants, which could potentially dilute the ownership interest of our existing stockholders.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon such evaluation, our Chief Executive Officer has concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $65.8 million and $56.1 million for the nine months ended September 30, 2022 and 2021, respectively, and $75.8 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $226.6 million. To date, we have funded our operations primarily through proceeds from the sale of preferred units and convertible preferred stock, a debt financing, and our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for XTX202 or XTX301, our clinical-stage cytokine product candidates, or XTX101, our clinical-stage mAb product candidate, and we have not commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	successfully complete our ongoing and planned preclinical studies for any current or future product candidates;
●	successfully receive U.S. Food and Drug Administration, or FDA, clearance for any investigational new drug application, or IND, for any current or future product candidates;
●	successfully initiate and complete clinical trials for our clinical-stage cytokine product candidates, XTX202 and XTX301, and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;
●	establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved;
●	maintain a continued acceptable safety profile of our products following approval; and
●	enforce and defend intellectual property rights and claims.

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

As of September 30, 2022, we had cash and cash equivalents of $139.1 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage cytokine product candidates, XTX202 and XTX301;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;

●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to seek, establish and maintain a collaboration to develop XTX101, our mAb product candidate, with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;
●	the impacts of the COVID-19 pandemic; and
●	the costs of continuing to expand our operations and operating as a public company.

Other than the ability to request an additional $10.0 million term loan under our loan and security agreement with Pacific Western Bank, or PacWest, we currently do not have any committed external sources of funds and adequate additional capital may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including as a result of the ongoing COVID-19 pandemic, rising inflation rates, and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that have arisen or that may arise from the COVID-19 pandemic or from any geopolitical tensions or trade wars. We can give no assurance that we will be able to secure such additional capital to support our operations, or if such funds are available to us, that such additional funding will be sufficient to meet our needs.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage cytokine product candidates, XTX202 and XTX301, or our clinical-stage mAb product candidate, XTX101. We are currently evaluating XTX101 and XTX202 in Phase 1 clinical trials and anticipate commencing a Phase 1 clinical trial for the evaluation of XTX301 in patients with advanced solid tumors in the first quarter of 2023. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical-stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. For example, in preclinical mouse models, we observed that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Similarly, there can be no assurance that interim or preliminary clinical data or results will be predictive of future clinical data or results. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in our planned and ongoing preclinical studies or clinical trials, or if we experience material changes in clinical data or results, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business, financial condition and results of operations would be materially and adversely affected.

We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1/2 clinical trial for XTX202 and our Phase 1 clinical trial for XTX101 or our planned Phase 1/2 clinical trial for XTX301, will be conducted as planned or completed on schedule, if at all. For example, in November 2022, we announced that we plan to continue to explore opportunities for strategic collaborations to advance XTX101 and that we do not plan to initiate an anti-PD-1 combination cohort in the Phase 1 clinical trial or initiate a Phase 2 clinical trial for XTX101 without a partner. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;

●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected drug-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators or IRBs or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
●	we or our third-party contractors may experience delays due to complications resulting from the impact of the COVID-19 pandemic;
●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, or we may not be able to obtain sufficient quantities of combination therapies for use in current or future clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

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

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, as part of our ongoing Phase 1/2 clinical trial for XTX202, we plan to evaluate XTX202 for the treatment of solid tumors both as monotherapy and in combination with other agents potentially including, but not limited to, anti-PD-1 agents or tyrosine kinase inhibitors. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our plans to evaluate current or future product candidates in combination with other agents may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination therapy as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.

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

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical study results related to our clinical-stage product candidates, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in current or future clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, to activate our molecules within the tumor microenvironment. If MMP activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the continued successful development of our technology and product candidates.

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

We have chosen to initially develop each of our clinical-stage product candidates for the treatment of various solid tumor types. Nevertheless, our development efforts will be limited to a small number of cancer types, and we may forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.

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

Our product development and research programs and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we plan to continue to explore opportunities for strategic collaborations to advance XTX101 and do not plan to initiate an anti-PD-1 combination cohort in the Phase 1 clinical trial or initiate a Phase 2 clinical trial for XTX101 without a partner.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use such third-party manufacturers for such purposes. A natural disaster, epidemic or pandemic, including the recent COVID-19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China may adopt in the future, or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions, including sanctions in China or changes in U.S. export laws, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

We are developing our current product candidates for the treatment of cancer and have not completed clinical development for XTX202 or XTX301, our clinical-stage cytokine product candidates, or XTX101, our clinical-stage mAb product candidate, and we have not commenced clinical development for any of our other product candidates or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

XTX101, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., BeiGene, Ltd., Bristol-Myers Squibb Inc., CytomX Therapeutics, Inc. and MacroGenics, Inc.

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

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are excluded from price negotiation. The new legislation also provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter, at $2,000 a year beginning in 2025.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, supply chain attacks, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. We also may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.

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

The impact of the COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned and any future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

The COVID-19 pandemic has continued to have significant impact, both direct and indirect, on businesses and commerce, including worker shortages and supply chain disruptions. While the FDA approved emergency use authorization of vaccines in December 2020, the emergence of new variants has limited their overall efficacy. Therefore, the future progression of the outbreak and its effects on our business and operations continue to be uncertain. We and our CMOs and CROs may face disruptions in the future that affect our ability to initiate and complete preclinical studies or clinical trials, including recruitment and retention of critical employees, and disruptions or delays in completing manufacturing activities or in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. For example, in 2020, we experienced a temporary shortage of raw material used in the manufacturing process for one of our product candidates. We may experience additional delays in the future as a result of the impacts of the COVID-19 pandemic or otherwise, which could delay our product development timelines. We and our CMOs and CROs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The global response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The COVID-19 pandemic has in the past caused significant disruptions in the financial markets, and may cause such disruptions, which could impact our ability to raise additional funds through the capital markets and may also impact the volatility of our stock price and trading in our stock. In addition, a recession, depression, inflation or other sustained adverse market event resulting from the COVID-19 pandemic, directly or indirectly, could materially and adversely affect our business and the value of our common stock. We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

In November 2022, we entered into a sales agreement with Cowen and Company LLC through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the sales agreement. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

As of November 1, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

As of September 30, 2022, we estimate that we have used approximately $75.3 million of the net proceeds from our IPO. We maintain the unused net proceeds from the offering in cash and cash equivalents. In November 2022, we announced that we plan to continue to explore opportunities for strategic collaborations to advance XTX101 and that we do not plan to initiate an anti-PD-1 combination cohort in the Phase 1 clinical trial or initiate a Phase 2 clinical trial for XTX101 without a partner. Other than the foregoing, there has been no material change in the planned use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Item 5. Other Information

At the Market Offering Agreement

On November 9, 2022, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Cowen as sales agent. Any sales under the sales agreement will be made pursuant to a registration statement on Form S-3 and a prospectus relating to such offering to be filed with the Securities and Exchange Commission, or SEC, after such registration statement is declared effective by the SEC. Cowen may sell the shares under such sales agreement by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. Cowen has agreed to its use commercially reasonable efforts to sell the shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the sales agreement, and we have also provided Cowen with customary indemnification rights. We are not obligated to make any sales of our common stock under the sales agreement. The offering of shares of our common stock pursuant to the sales agreement will terminate upon the earlier of (i) the sale of all common stock subject to the sales agreement or (ii) the termination of the sales agreement in accordance with its terms.

Appointment of Principal Financial Officer and Principal Accounting Officer

On November 8, 2022, our board of directors appointed René Russo, Pharm.D., our chief executive officer, to serve as principal financial officer and appointed Edward C. English, our vice president, finance, accounting and treasury, to serve as principal accounting officer.

For Dr. Russo’s biographical information, see the disclosure included under the heading “Information Regarding Directors” on page 8 of our definitive proxy statement for the 2022 annual meeting of stockholders filed with the SEC on April 26, 2022, which disclosure is incorporated herein by reference.

Mr. English, age 55, has served as our vice president, finance, accounting and treasury since September 2019. Mr. English has more than 20 years of accounting and finance experience within the biotechnology industry. From July 2018 to August 2019, Mr. English served as vice president and corporate controller at Evelo Biosciences, Inc. and from June 2012 to November 2017 held roles of increasing responsibility at Tesaro, Inc., including most recently as vice president finance and administration. Prior to that, Mr. English served in finance and accounting roles of increasing responsibility at Mascoma Corporation, AMAG Pharmaceuticals, Inc. and Praecis Pharmaceuticals, Inc. Mr. English began his career at

KPMG LLP, and received a B.S. in finance from Georgetown University and an M.S. in accounting and M.B.A. from Northeastern University.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File. No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File. No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
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

XILIO THERAPEUTICS, INC.

Date: November 9, 2022	By:	/s/ René Russo
René Russo, Pharm.D.
Chief Executive Officer
(Principal Executive and Financial Officer)