Form 10-K
period 2022-12-31
Xilio Therapeutics, Inc.
filed 2023-03-02
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $70.4 million based on the closing price of the registrant’s common stock on June 30, 2022.

The number of shares of the registrant’s common stock outstanding as of February 24, 2023 was 27,471,740.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the potential advantages and benefits of our current and future product candidates;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	developments relating to our competitors and our industry;

●	our ability to establish and maintain collaborations or obtain additional funding;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of general economic conditions, including inflation; and
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We will need to obtain substantial additional capital to finance our operations and complete the development and any commercialization of any current or future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity and may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in license third party intellectual property that may be necessary or important to our business operations.

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary geographically precise solutions, or GPS, platform to build a pipeline of novel, tumor-activated molecules, including cytokines and other biologics, which are designed to optimize their therapeutic index by localizing anti-tumor activity within the tumor microenvironment. Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are XTX202, an interleukin 2, or IL-2, therapy, XTX301, an interleukin 12, or IL-12, therapy and XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb. In addition to our clinical-stage product candidates, we are continuing to leverage our GPS platform and expertise in developing tumor-activated I-O therapies as we seek to expand our pipeline of discovery-stage programs and develop additional tumor-activated immunotherapies, including product candidates with a range of tumor targeting approaches.

XTX202 is an investigational tumor-activated beta-gamma biased (non-alpha), engineered IL-2 molecule designed to potently stimulate CD8+ effector T cells and natural killer, or NK, cells without concomitant stimulation of regulatory T cells when activated (unmasked) in the tumor microenvironment. We are currently evaluating XTX202 in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. The Phase 1 trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX202 with the goal of establishing a recommended Phase 2 dose, or RP2D, for XTX202 as a monotherapy in patients with advanced solid tumors. We recently completed dosing patients at the 1 mg/kg dose level (dose level four) and are currently enrolling patients at the 1.4 mg/kg dose level (dose level five) in monotherapy dose-escalation (Part 1A) of the clinical trial. Importantly, no signs of vascular leak syndrome, or VLS, including hypotension or decreases in albumin (an early sign of VLS) or hemodynamic compromise, have been observed in patients to date. Monotherapy dose expansion (Part 1B) of the Phase 1 clinical trial is open for enrollment, and we plan to initiate patient enrollment in a Phase 2 clinical trial evaluating XTX202 as a monotherapy in patients with unresectable or metastatic melanoma and metastatic renal cell carcinoma, or RCC, in April 2023. In addition, we plan to report preliminary anti-tumor activity, safety, pharmacokinetic, or PK, and pharmacodynamic, or PD, data from the Phase 1/2 clinical trial in the third quarter of 2023, which we anticipate will include approximately 15-20 patients across a range of solid tumors treated at the 1 mg/kg dose or higher across all cohorts in the Phase 1/2 clinical trial.

XTX301 is an investigational tumor-activated, engineered IL-12 molecule designed to potently stimulate anti-tumor immunity and reprogram the tumor microenvironment of poorly immunogenic “cold” tumors towards an inflamed, or “hot,” state. In November 2022, we announced clearance of our investigational new drug application, or IND, by the U.S. Food and Drug Administration, or FDA, for XTX301 for evaluation in patients with advanced solid tumors. We recently opened clinical trial sites and are actively screening patients for enrollment at a starting dose of 5.0 μg/kg (0.005 mg/kg) in monotherapy dose-escalation for our Phase 1 clinical trial evaluating the safety and tolerability of XTX301 in patients with advanced solid tumors. We anticipate reporting preliminary safety data from the Phase 1 clinical trial into at least the third dose level in the fourth quarter of 2023.

XTX101 is an investigational Fc-enhanced, tumor-activated anti-CTLA-4 mAb designed to deplete regulatory T cells when activated (unmasked) in the tumor microenvironment and improve upon the therapeutic index of existing anti-CTLA-4 therapies. We are currently evaluating XTX101 in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. The Phase 1 clinical trial is a first in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of XTX101 for the treatment of adult patients with advanced solid tumors. We recently completed enrollment in monotherapy dose-escalation (Part 1A) of the Phase 1 trial, and enrollment in monotherapy dose-expansion (Part 1B) of the Phase 1 trial is ongoing. In addition, we have determined an RP2D of 150 mg once every six weeks, or Q6W. We anticipate reporting preliminary safety, PK, PD and anti-tumor activity data from the Phase 1 clinical trial in the second quarter of 2023. As previously announced, we plan to continue to explore strategic opportunities to advance XTX101 with a partner beyond the current Phase 1 clinical trial.

In addition to our most advanced product candidates, we believe our proprietary GPS platform has the potential to develop additional product candidates using a range of approaches to achieve tumor-activation and derive a clinically meaningful improvement in therapeutic index.

We currently have worldwide development and commercialization rights to all of our product candidates.

Our Approach—Improving the Therapeutic Index of I-O Therapies

Our focus is to improve upon two of the foundational mechanisms of I-O: cytokines and checkpoint inhibitors. Since the 1980s, cytokines have been explored as a cancer therapy due to their ability to carry messages between cells and serve as master regulators of the body’s response to inflammation and immune attack. Although cytokines have demonstrated compelling clinical efficacy in certain tumors, including the ability to generate sustained complete responses, or CRs, in a subset of patients, their use has been limited by severe systemic toxicity. Similar to cytokines, checkpoint inhibitors have shown the potential to provide meaningful improvements in survival for patients with cancer, but the utilization of these therapies, beyond those that target the immune proteins PD(L)-1, is also limited largely by toxicity.

Our goal is to overcome the limitations of current I-O therapies by developing products with an improved efficacy-to-toxicity ratio, or therapeutic index. The toxicities for cytokines and checkpoint inhibitors stem from their activity outside of the tumor microenvironment. Our GPS platform is designed to overcome these systemic toxicities by creating tumor-activated molecules and unleashing the activity of cytokines and checkpoint inhibitors in the tumor microenvironment. These molecules are intended to be inactive until they reach the tumor microenvironment, where they are activated, resulting in localized clinical activity with minimal dose-limiting toxicities. To achieve this tumor selectivity, we apply our GPS platform, which includes engineered features and a proprietary protein masking technology that render our molecules inactive until reaching the tumor. Our GPS platform also enables PK and protease-dependent activation, resulting in geographically localized anti-tumor activity. The engineered features are designed to ensure that our product candidates are stable molecules with well-understood properties and a reproducible manufacturing approach.

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

In order to achieve these goals, the key elements of our strategy are to:

●	Efficiently progress XTX202, our tumor-activated IL-2, through initial Phase 1 clinical proof-of-concept data, and if successful, expand clinical development for multiple cancer indications as a monotherapy and in combination with other therapies, including in combination with XTX301, our tumor-activated IL-12. XTX202 is a tumor-activated beta-gamma biased (non-alpha), engineered IL-2 molecule designed to potently stimulate CD8+ effector T cells and NK cells without concomitant stimulation of regulatory T cells when activated (unmasked) in the tumor microenvironment. We are currently evaluating XTX202 as a monotherapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors, and we anticipate initiating patient enrollment in a Phase 2 clinical trial evaluating XTX202 as a monotherapy in patients with unresectable or metastatic melanoma and metastatic RCC in April 2023. In addition, we plan to report preliminary anti-tumor activity, safety, PK and PD data from the Phase 1/2 clinical trial in the third quarter of 2023, which we anticipate will include approximately 15-20 patients across a range of solid tumors treated at the 1 mg/kg dose or higher across all cohorts in the Phase 1/2 clinical trial. Subject to these interim trial results and establishing initial clinical proof-of-concept for XTX202, we plan to complete the Phase 2 trial evaluating XTX202 as monotherapy in patients with RCC and melanoma with the goal of determining the potential to conduct monotherapy registration-enabling trials for XTX202. In parallel to the completion of the planned Phase 2 monotherapy trial, we plan to initiate a Phase 1/2 trial evaluating XTX202 in combination with an anti-PD-1/PD-L1 for the treatment of patients with non-small cell lung cancer, or NSCLC. Subject to the results from this combination study, we anticipate initiating registration-enabling clinical trials for XTX202 in combination with an anti-PD-1/PD-L1 in patients with NSCLC. We also plan to explore the potential for XTX202 in combination with other therapies, including combinations with XTX301, our tumor-activated IL-12, and potential collaborations with cell therapies or anti-cancer vaccines.
●	Efficiently progress XTX301, our tumor-activated IL-12, through initial Phase 1 monotherapy dose-escalation, and if successful, expand clinical development for multiple “hot” and “cold” tumors as a monotherapy and in combination with other therapies. IL-12 plays a key role in bridging innate and adaptive cellular immunity, making it a compelling target for immunotherapy. However, life-threatening toxicity observed with systemically active IL-12, including severe liver toxicity, have limited the therapeutic potential of IL-12 agents. XTX301, our tumor-activated IL-12, is designed to potently stimulate anti-tumor immunity and reprogram the tumor microenvironment of poorly immunogenic “cold” tumors towards an inflamed, or “hot,” state. We recently opened clinical trial sites and are actively screening patients for enrollment at a starting dose of 5.0 μg/kg (0.005 mg/kg) in monotherapy dose-escalation for our Phase 1 clinical trial evaluating the safety and tolerability of XTX301 in patients with advanced solid tumors. We anticipate reporting preliminary safety data from the Phase 1 clinical trial into at least the third dose level in the fourth quarter of 2023. Subject to achieving a minimal target dose, we would continue monotherapy dose-escalation of the Phase 1 clinical trial and initiate treatment in cohorts of patients with both “cold” and “hot” tumors to determine the potential for anti-tumor activity. Following an assessment of anti-tumor effect as a monotherapy in selected tumor types, we also plan to explore the combination potential of XTX301 with an anti-PD-1/PD-L1 and with XTX202, our tumor-activated IL-2 product candidate, prior to initiation of registration-enabling clinical trials. Subject to the successful completion of trials showing the ability to combine XTX301 with other I-O agents and immune activation in “cold” tumors, we would plan to explore potential registration-enabling trials in both “hot” tumors, such as head and neck cancer and NSCLC, and in “cold” tumors, such as microsatellite stable colorectal cancer, or MSS CRC, and pancreatic cancer.
•

Report Phase 1 monotherapy data for XTX101 and explore strategic opportunities to advance XTX101 with a partner. We are currently evaluating XTX101 in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. We recently completed enrollment in monotherapy dose-escalation (Part 1A) of the Phase 1 trial, and enrollment in monotherapy dose-expansion (Part 1B) of the Phase 1 trial is ongoing. In addition, we have determined an RP2D of 150 mg Q6W, and we anticipate reporting preliminary safety, PK, PD and anti-tumor activity data from the Phase 1 clinical trial in the second quarter of 2023. As previously announced, we plan to continue to explore strategic opportunities to advance XTX101 with a partner beyond the current Phase 1 clinical trial.

•

Broadly expand our portfolio by applying the versatility and reproducibility of our GPS platform to develop novel I-O therapies for cancer. We have prioritized efforts to develop novel I-O therapies based on the therapeutic activity of I-O agents established in other clinical trials, while recognizing that the benefit of many of these I-O agents, particularly cytokines, has been historically hampered by issues of short half-life, poor bioavailability and significant toxicity. By leveraging the insights and capabilities of our GPS platform and our leadership team, we aim to systematically create novel molecules, including cytokines, mAbs and multi-functional biologics, that overcome these challenges to safely localize their potent activity to the tumor microenvironment. We believe that our GPS platform, which enables us to develop molecules with the potential to trigger anti-tumor immunity while limiting systemic exposure to improve tolerability, is broadly applicable in oncology and has the potential to develop a number of additional product candidates using a range of tumor targeting approaches, with the goal of achieving a clinically meaningful improvement in their therapeutic index.

•

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

•

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

About I-O

The discovery of a role for immunotherapy in the treatment of cancer was made more than 100 years ago, when William Coley treated patients with heat-treated bacterial toxins, resulting in a profound anti-tumor effect in some of those patients. Two of the most important mechanisms within I-O are cytokines and checkpoint inhibitors, with cytokine therapies having been introduced in the 1980s and checkpoint inhibitors in the period after 2011, when the first such product was approved. Both therapeutic approaches are known to provide efficacy in terms of clinical responses and tumor shrinkage. However, toxicities have limited the application of these therapies, resulting in the need to dose-reduce, dose-interrupt or discontinue many patients from treatment. Immune checkpoint inhibitors are associated with immune-related adverse events, or AEs, that may affect any organ system and may be life-threatening or fatal to patients. Cytokines in particular are associated with broad ranging multi-organ toxicities that can be lethal and have limited the development of this class of potential therapies. Anti-PD-1/PD-L1 checkpoint inhibitors have been used broadly because they generally achieve efficacy with minimal systemic toxicity, enabling their administration at their maximally effective doses. Anti-PD-1/PD-L1 treatments have become the most widely utilized immunotherapy agent in oncology, with FDA approvals in more than a dozen separate tumor types and $27 billion in worldwide sales in 2020. Our mission is to overcome the limitations of cytokine therapies and checkpoint inhibitors, such as anti-CTLA-4, and make immunotherapies beyond anti-PD-1/PD-L1 treatments more accessible, efficacious and safe for patients with cancer.

The promise and limitations of cytokines

Cytokines are small signaling proteins that serve as master regulators of the body’s response to inflammation and immune attack. There are multiple cytokines, including IL-2, which are approved in a range of oncology and non-oncology indications. Aldesleukin, a high-dose IL-2 therapy, was first approved in 1992 as a monotherapy for patients with melanoma and RCC. In addition, cytokines have shown potential beyond oncology with approvals for the treatment of patients with multiple sclerosis, resulting in cytokines becoming a key treatment option for a range of conditions. However, cytokines have not achieved therapeutic success in a broad population of patients because their use has been limited by severe toxicity, including fatal outcomes. We believe XTX202, our tumor-activated IL-2 product candidate, and XTX301, our tumor-activated IL-12 product candidate, each have the potential to overcome these limitations and deliver a therapeutic dose with low systemic toxicity and the ability to achieve a broad therapeutic index.

The promise and limitations of checkpoint inhibitors

Checkpoint inhibitors have become mainstays in cancer therapy since the FDA approved ipilimumab, an anti-CTLA-4 therapy, in 2011. Similar to cytokines, checkpoint inhibitors have shown the potential to provide meaningful improvements in survival for patients with cancer, but the utilization of these therapies has been limited largely by toxicities. These toxicities, which can be life-threatening or fatal, have resulted in the need to dose-reduce, dose-interrupt or discontinue many patients from treatment. To date, anti-PD-1/PD-L1 checkpoint inhibitors have been used broadly due to their ability to achieve efficacy with minimal systemic toxicity, enabling their administration at their maximally effective doses. In contrast, while the clinical benefit of CTLA-4 blockade to patients with cancer is well-established, the efficacy of current CTLA-4 therapies is impaired by dose-limiting toxicities arising from systemic immune activation. This has reduced the use of anti-CTLA-4 mAbs both as a monotherapy and in combination therapy. We believe XTX101, our Fc-enhanced, tumor-activated anti-CTLA-4, has the potential to overcome these limitations and deliver the full clinical benefit of anti-CTLA-4 mechanisms without the dose-limiting toxicities associated with existing CTLA-4 treatments.

I-O Combinations

The ability to combine oncology agents has been an important step in developing effective cancer regimens. Combination chemotherapy can be curative in settings where single agents have had limited efficacy and were not considered curative. The substantial dose-limiting toxicities associated with I-O agents has prevented these agents from being combined effectively. The ultimate promise of I-O for patients is dependent upon the ability to develop I-O agents that can be combined at their optimal doses without life-threatening toxicity. The severe toxicity of IL-2 has limited the ability to combine IL-2 with other cancer treatments without compromising the dose administered. Similarly, data from third-party clinical trials has demonstrated that the combination of ipilimumab, an anti-CTLA-4 therapy, with nivolumab, which targets the immune checkpoint protein PD-1, was associated with improved clinical outcomes, but it was limited by significantly higher risk of all-grade and high-grade immune-related AEs such as pruritus, rash, diarrhea, colitis, elevation of the liver enzyme alanine transaminase, known as ALT, hyperthyroidism, hypophysitis and pneumonitis. Importantly, combination therapy generally requires use of low dose ipilimumab at 1 mg/kg rather than the more efficacious dose of 10 mg/kg. Even at the lower dose, ipilimumab combination therapy is poorly tolerated, with AEs causing up to 80% of patients to discontinue treatment, up to 50% of patients requiring emergency room visits and up to 36% of patients requiring hospitalization. The potential of our tumor-activated molecules to minimize the systemic toxicity of I-O could allow us to combine I-O agents to meaningfully improve survival in a broader range of tumor types.

Our Solution: Our GPS Platform Enables Tumor-Activated I-O Molecules Designed to Optimize Their Therapeutic Index

I-O therapies have curative potential for patients with cancer. However, this potential has been significantly curtailed to date by dose-limiting toxicities that result from activity of the therapeutic molecule outside the tumor microenvironment. We believe that geographic localization of the activity of I-O agents to the tumor microenvironment can overcome these dose-limiting toxicities and enable maximal therapeutic benefit for patients. Tumor-selective activation could be achieved by harnessing unique characteristics of the tumor microenvironment to activate therapeutic molecules locally that have minimal or non-detectable levels of activity outside of the tumor microenvironment.

Matrix metalloproteases, or MMPs, are enzymes involved in protein degradation that are essential for tumor growth and metastasis because they regulate key processes within the tumor microenvironment, including tumor growth, angiogenesis, invasion and metastasis. MMPs are dysregulated in the tumor microenvironment, resulting in preferential activity of MMPs in the tumor microenvironment by comparison to non-tumor, healthy tissues. As a result, we believe that our GPS platform, which is designed to harness tumor MMP activity, can activate our molecules selectively within the tumor microenvironment while maintaining minimal or non-detectable levels of activity outside of the tumor microenvironment.

Our GPS platform enables us to engineer a broad range of immune-modulatory molecules, including cytokines, antibodies and multi-functional molecules, that contain masking domains designed to minimize their activity outside of the tumor microenvironment and turn on selectively in the tumor microenvironment where they are preferentially activated by tumor MMPs. Specifically, MMPs enzymatically cleave a protease cleavage site incorporated in a peptide linker that connects the masking protein domain to the active agent. This separates the mask from the active agent, enabling the unmasked agent to promote an anti-tumor response within the tumor microenvironment.

Key features of our tumor-activated molecules exemplify the engineering approach that underpins our GPS platform. Each feature contributes to multiple characteristics of the molecule that are designed to enable tumor selective biological activity and tumor growth inhibition while minimizing toxicity outside of the tumor microenvironment. The general architecture of each of our tumor-activated molecules is:

•	a masking domain;
•	linker sequences;
•	a protease cleavage site;
•	a half-life extension domain for cytokine molecules, as appropriate; and
•	the active engineered molecule (i.e., an engineered cytokine or antibody).

The engineered features are designed to ensure that our product candidates are stable molecules with well-understood properties and a reproducible manufacturing approach. In preclinical studies, we have successfully applied our GPS platform to cytokines, antibodies that regulate immune checkpoints and multi-functional molecules in order to promote localized anti-tumor immune responses, while avoiding the dose-limiting toxicities associated with systemic immune responses.

The graphic below illustrates XTX202, our tumor-activated IL-2, which contains a masking domain that is released by protease cleavage. When the linker sequence, which contain a protease cleavage site, is cleaved by proteases, the masking domain is released, allowing the cytokine to bind to the target receptor. Before cleavage by the MMP in the tumor microenvironment, the engineered cytokine has minimal or non-detectable levels of activity outside the tumor microenvironment. Specifically, there is no binding to target receptors, and the molecule has a long half-life outside the tumor microenvironment. After cleavage in the tumor microenvironment, the engineered cytokine is locally activated and has a relatively short half-life.

Key Features of Xilio’s Tumor-Activated Cytokines

We believe that the characteristics of our GPS platform described above enable the following key advantages:

•	masking that takes advantage of multiple intra-molecular interactions, minimizing the risk of activity outside of the tumor microenvironment and therefore minimizing the risk of toxicity;
•	engineering the active molecule such that unmasking in the tumor microenvironment promotes a potent, localized anti-tumor immune response;
•	early consideration and incorporation of manufacturing and development aspects into the design of molecules to facilitate production of high-quality drug product for clinical use;
•	half-life extending inactive (masked) cytokines, as appropriate, to support administration to patients on a schedule consistent with other biologics agents; and
•

locally activating cytokine molecules that have a short half-life in the tumor microenvironment, which minimizes the risk of the released cytokine exhibiting activity outside of the tumor microenvironment and, therefore, further reduces the risk of toxicity.

We have shown preclinical validation and promising early clinical evidence of the ability of our GPS platform to develop tumor-activated cytokines and antibodies. In preclinical studies, each of our most advanced product candidates exhibited tumor-activated biological activity, tumor growth inhibition and minimal to no toxicity outside of the tumor microenvironment. The reproducibility of these preclinical data highlights the potential breadth of application of our GPS platform to multiple structurally diverse cytokines, antibodies and multi-functional molecules. In our Phase 1 trial for XTX202, our tumor-activated IL-2, we have demonstrated initial clinical validation of our GPS platform, as evidenced by preliminary intratumoral PD data for two patients treated with XTX202, each of whom had an optional on-treatment tumor biopsy and were the only two patients from whom a tumor biopsy analysis was available as March 1, 2023. For each patient, the tumor sample featured increased numbers of stromal tumor infiltrating lymphocytes, or TILs, and increased frequency of CD8+ effector T cells among these TILs. At the time of the tumor sample, these changes occurred in each patient in the absence of peripheral changes to CD8+ effector T cells, demonstrating preliminary evidence of tumor-selective activation. We believe our GPS platform can be applied to numerous molecules, which have potential as cancer therapies, but require localized activity within the tumor microenvironment to overcome the dose-limiting toxicities that result from activity outside of the tumor microenvironment.

Our Pipeline

Leveraging our GPS platform, we are building a pipeline of tumor-activated cytokine, checkpoint inhibitor and multi-functional immunotherapies to treat cancer. Our goal is to overcome the limitations of current I-O therapies by developing products with an improved therapeutic index. Consistent with this goal, we selected molecules that have prior clinical validation demonstrating therapeutic benefit, but that have been limited by significant toxicities that we believe can be addressed with our approach. We currently have worldwide development and commercialization rights to all of our product candidates.

Program	Disease Indication	Mechanism of Action	Stage of Development
Cytokine Programs
XTX202 (1)	Oncology	IL-2	Phase 1 monotherapy dose-escalation (Part 1A) ongoing and monotherapy dose expansion (Part 1B) open for enrollment
XTX301 (2)	Oncology	IL-12	Phase 1 clinical trial sites open and actively screening patients for enrollment
Undisclosed Research Program	Oncology	Tumor-Activated Multi-Functional	Discovery stage
Antibody Program
XTX101 (3)	Oncology	anti-CTLA-4	Enrollment in Phase 1 monotherapy dose-escalation (Part 1A) complete; Phase 1 monotherapy dose-expansion (Part 1B) ongoing
1.

Plan to initially evaluate XTX202 as a monotherapy in patients with melanoma and RCC prior to evaluating XTX202 in combination with an anti-PD-1/PD-L1 for the treatment of patients with NSCLC or potential expansion into additional cancer indications as a monotherapy or combination therapy.

2.	Plan to initially evaluate XTX301 as a monotherapy in patients with advanced solid tumors.
3.	Plan to explore opportunities for strategic collaborations to advance XTX101 with a partner beyond the current Phase 1 clinical trial.

Our development strategy for our clinical-stage, tumor-activated cytokine product candidates is focused on the following:

(1)	achieve an acceptable safety profile while maintaining dose levels sufficient to confer localized anti-tumor activity in the tumor microenvironment;
(2)

achieve clinical proof-of-mechanism for our GPS platform by showing tumor-selective activation, as demonstrated by increased tumor fighting immune cells in patient tumors, including CD8+ effector T cells and NK cells, without an increase in tumor fighting immune cells in the periphery;

(3)	establish clinical proof-of-concept for each product candidate, as demonstrated by monotherapy anti-tumor activity in patients treated at the target dose level for such product candidate; and
(4)

demonstrate the ability to administer our product candidates in combination with other therapies, so they can be explored and administered with relevant standard-of-care agents to potentially improve patient outcomes.

Assuming we successfully achieve an improved therapeutic index during our initial clinical trials, we plan to proceed into an expansive set of registration-enabling clinical trials across a range of tumor types.

Cytokine Programs

The major focus in our cytokine programs is the development of tumor-activated cytokines with exemplary clinical activity and tolerability. These cytokine programs include our clinical-stage, tumor-activated product candidates, XTX202 (IL-2) and XTX301 (IL-12), as well as discovery-stage programs for oncology and autoimmune diseases.

XTX202, Our Clinical-Stage, Tumor-Activated IL-2 Product Candidate

XTX202 is an investigational tumor-activated beta-gamma biased (non-alpha), engineered IL-2 molecule designed to potently stimulate CD8+ effector T cells and NK cells without concomitant stimulation of regulatory T cells when activated (unmasked) in the tumor microenvironment. We are currently evaluating XTX202 as a monotherapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. For more information, please see the sections entitled “—Clinical Development Plans for XTX202” and “—Phase 1 Clinical Trial for XTX202” below.

Background on IL-2

IL-2: Extensive clinical evidence of the promise and limitations of cytokines

As shown in the figure below, high-dose IL-2 has resulted in long-term survival in a subset of patients who had achieved a CR. We believe that patients who develop a CR when treated with high-dose IL-2 are highly likely to achieve a long-term durable response or cure.

Survival of Patients Who Achieved a CR with High-Dose IL-2

Historical use of IL-2 in cancer has been accompanied by severe toxicity

The power of IL-2 is promising, but it has been greatly reduced due to toxicities. When administered locally, IL-2 has been shown to be clinically active and well-tolerated, shrinking local cancerous lesions and reducing malignant effusions. However, when administered systemically, treatment with IL-2 has been shown to induce severe toxicities, including VLS, myocardial infarction, or heart attack, acute renal failure and immune-mediated neuropathy. This toxicity profile greatly limits its current use.

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

The toxicities associated with early IL-2 therapies, such as aldesleukin, are hypothesized to be associated in part with binding and signaling through the high affinity αβγ IL-2receptor on immune cells or vascular endothelial cells. In addition, the αβγ IL-2receptor is expressed at high levels on regulatory T cells, or TREGs, which act to inhibit the immune response, whereas the intermediate affinity βγ IL-2 receptor is expressed on cells that promote immune response including CD8+ effector T cells and NK cells.

Modeling of IL-2 activity in preclinical animal tumor models and evaluation of dosage and dose-frequency data from patients has suggested that IL-2 has a steep dose-activity curve, with reduced exposure impacting both efficacy and toxicity. IL-2 anti-tumor activity and toxicity are both dependent on the amount of IL-2 administered. Therefore, in order to provide the greatest benefit to patients, the goal is to engineer a form of IL-2 that can minimize systemic effects while harnessing and directing activity to the tumor microenvironment.

Rationale for non-alpha IL-2

The application of cytokines to treat cancer fits with the role these signaling molecules have evolved to play in the body. Many key cytokines, including IL-2, regulate the immune system, and it is now recognized that there are immune stimulatory cytokines, immune suppressive cytokines and cytokines that have multiple activities on different target cell types. IL-2 is a master regulator of immune responses and has been investigated extensively as a potential anti-cancer immunotherapy. IL-2 supports the function, survival and proliferation of T cells, including the subset of T cells known as CD8+ effector T cells that are most closely linked to anti-tumor immunity.

The activities of IL-2 are driven by two classes of receptor complexes, which are present on different T cell subsets. The high-affinity αβγ receptor present primarily on TREGs, and the intermediate-affinity βγ receptor present primarily on CD8+ effector T cells and NK cells. In contrast to wild-type IL-2, XTX202 does not bind the α-subunit of the IL-2 receptor and therefore does not induce the preferential activity on TREGs that limits the immune activating effect of wild type IL-2. XTX202 is designed to potently stimulate CD8+ effector T cells and NK cells that express the βγ receptor.

Our Solution: XTX202, a Tumor-Activated IL-2

The critical challenge in the development of IL-2 therapies is to improve patient tolerability without reducing efficacy. Deploying the key structural components of our GPS platform, we have designed XTX202 with three key features designed to overcome this: (1) avoidance of binding to CD25, the IL-2α receptor subunit, in order to reduce the activation of Treg cells that inhibit immune response, while maintaining effective activation of CD8+ and NK cells that promote an anti-tumor immune response; (2) overcoming the short circulating half-life of the native cytokine using the half-life extension domain; and (3) a removable protease-cleavable protein mask that prevents XTX202 from binding and signaling until the mask is removed by the MMPs that are preferentially active within the tumor microenvironment.

These key features are intended to ensure that XTX202 is released and activated preferentially within the tumor microenvironment, where it has been designed to bind to lymphocytes. In the tumor microenvironment, XTX202 is designed to be unmasked and to bind to the IL-2 βγ receptors that are abundantly expressed on CD8+ effector T cells and NK cells, activating these cells. Locally activated T cells and NK cells have potent anti-tumor cytotoxic activity. The unmasked XTX202 is then rapidly internalized by these lymphocytes, shortening the systemic half-life of the active (unmasked) molecule and localizing its activity to the tumor.

Overview of preclinical studies and data

We have undertaken extensive preclinical studies to demonstrate the two key characteristics of XTX202: (1) anti-tumor activity and (2) minimal or no evidence of systemic toxicity. In order to assess this, we compared XTX202 to both aldesleukin and a non-masked version of the molecule, which we refer to as XTX200, a non-α IL-2 with the same half-life extension domain feature but no mask to block IL-2 function systemically. XTX200 also serves as a surrogate for other non-α IL-2 molecules currently being investigated by others. This was done to assess the activity of our masking technology and compare XTX202 against high-dose IL-2. We believe that these studies collectively provide preclinical proof-of-concept with an improved therapeutic index due to tumor microenvironment-dependent activation of XTX202 that, if replicated in clinical trials, could result in significant benefits to patients with a variety of cancer types. The key findings of our XTX202 preclinical studies are as follows:

•

XTX202 demonstrated minimal signaling through the IL-2 receptor when masked, and MMP activation of XTX202 restored full potency of IL-2 signaling in in vitro assays illustrating the tight, protease-dependent control of IL-2 activity conferred by XTX202;

•	XTX202 activated an immune response in the tumor but not in peripheral organs, demonstrating geographically selective tumor PD activity in vivo in mice;
•

XTX202 matched the tumor growth inhibition activity of XTX200 and aldesleukin, without activation of immune response outside of the tumor microenvironment, thereby avoiding the systemic toxicity (VLS and enlargement of the spleen, or splenomegaly), body weight loss and mortality in mice that were associated with the doses of XTX200 or aldesleukin required for tumor growth inhibition;

•	XTX202 was well-tolerated in non-human primates, or NHPs, with no evidence of VLS or systemic immune activation in non-tumor, healthy tissue, whereas XTX200 induced both; and
•

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

We then used syngeneic mouse tumor models to evaluate the activity of XTX202 in vivo. In these mouse tumor models, we observed tumor-activated PD effects of XTX202 and robust monotherapy activity against established tumors. Importantly, these experiments were conducted with XTX202 and not mouse surrogates.

We examined established B16F10 melanoma tumors for PD evidence of XTX202 activity and compared the results to activity seen systemically. These data were compared to the non-masked control XTX200 and the vehicle-treated negative controls. Animals received 10 mg/kg of XTX202 or 0.36 mg/kg of XTX200, the non-masked control, on day zero and day three.

The presence of CD8+ effector T cells was used as a measure of immune activation. The figure below depicts activity in B16F10 melanoma tumors on the left and in the spleen, a peripheral immune organ, on the right. We observed that both XTX202 and XTX200 induced an increase in CD8+ effector T cells in the tumor compared to vehicle control, while, in the spleen, expansion observed following XTX202 was limited compared to non-masked XTX200, which induced a significant expansion of splenic CD8+ effector T cells.

XTX202 Tumor Selectivity in B16F10 Tumor Mice

In a separate experiment, we compared the effect of aldesleukin and XTX202 on tumor growth and the level of intra-tumoral CD8+ effector T cell, NK cell and TREG infiltration. MC38 tumor-bearing mice were treated with either vehicle, aldesleukin (3 mg/kg twice per day, or BID) or XTX202 (10 mg/kg once every five days, or Q5D) and tumor volumes, as well as intra-tumoral immune cell infiltration were assessed on day five post-treatment.

As illustrated in the figure below, XTX202 and aldesleukin treatment resulted in tumor growth inhibition, as well as increased CD8+ effector T cell and NK cell infiltration compared to vehicle. In contrast to aldesleukin, XTX202 treatment did not result in significantly increased intra-tumoral TREG frequencies compared to vehicle.

In a separate experiment, we compared the ability of XTX202, XTX200 and aldesleukin to inhibit growth of established MC38 colon cancer tumors in mice. Prior experiments had demonstrated that 0.5 mg/kg of XTX200 dosed once every three days, or Q3D, and 3 mg/kg of aldesleukin BID for five days were the maximum tolerated doses, or MTDs, in mice for these molecules. Previous experiments had also demonstrated that XTX202 was well-tolerated in mice at doses up to at least 25 mg/kg dosed Q3D, with reversible, mild decrease in body weight and no mortality, and no decrease in body weight at 10 mg/kg. In this study, on day zero, animals received 10 mg/kg of XTX202, a well-tolerated dose for this molecule, or XTX200 at an MTD of 0.5 mg/kg on day zero and day three, or aldesleukin at an MTD dose of 3 mg/kg BID on days zero through four. As shown in the below figure, on day 5 post-dose, a well-tolerated dose of XTX202 demonstrated comparable activity to aldesleukin or non-masked IL-2 at their MTDs.

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

Effects of XTX202 on Tumor Growth Inhibition and Body Weight in MB49 Tumor Mice

In the same MB49 tumor study, in animals in which effective tumor growth inhibition was observed, blood samples were collected on day five from all surviving animals. These samples were evaluated for changes in immune cell populations in the blood by fluorescent activated cell sorting. XTX202 did not cause an increase in circulating CD8+ effector T cells, NK cells or TREGs. In contrast, XTX200 caused an increase in circulating CD8+ and NK cells, but no effect on TREGs, and aldesleukin had variable but stimulatory effects on all three cell types.

XTX202 Did Not Affect Immune Cells in the Periphery

These preclinical data collectively support the hypothesis that the activity of XTX202 is limited to the tumor microenvironment. The lack of expansion of the CD8+ T cell, NK cell or Treg cell populations in the peripheral blood suggest that XTX202 achieved tumor growth inhibition while exhibiting no evidence of activity outside of the tumor microenvironment. By contrast, the non-masked molecule XTX200 and aldesleukin both showed significant increases in immune cell populations in the blood, demonstrating that these molecules are both active outside of the tumor microenvironment. This conclusion was further supported by measurements of animal health in the bladder cancer tumor model.

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

XTX202 Overcame Toxicity of Non-Masked XTX200 in NHPs

XTX202 was evaluated in a repeat-dose toxicology study in NHPs in compliance with FDA’s good laboratory practices, or GLPs. The study evaluated vehicle and 1, 10 and 25 mg/kg doses of XTX202 given once weekly intravenously. As shown in the figure below, we observed dose dependent lymphocyte expansion following administration of XTX202, with the 1 mg/kg group showing no systemic expansion. These results were further supported by analysis of circulating albumin. A decrease in serum albumin levels is an indication of VLS. Serum albumin remained within the normal range for the 1 mg/kg and 10 mg/kg dosing groups, indicating no systematic expansion occurred and demonstrating minimal or no systemic toxicity for XTX202 in those dosing groups. The results from this repeat-dose GLP toxicology study in NHPs demonstrated that XTX202 was well-tolerated with the highest non-severely toxic dose, or HNSTD, equal to 10 mg/kg when administered once per week for four weeks.

XTX202 Toxicology in a GLP NHP Study Demonstrated Favorable Tolerability

The circulating half-life and PK properties of masked XTX202 and non-masked control cytokine were evaluated in a preliminary NHP study. Drug levels were measured with a custom enzyme-linked immunosorbent assay following a single IV infusion of 1 mg/kg of XTX202 or the molar equivalent of XTX200 at 0.7 mg/kg. PK parameters were calculated using a non-compartmental analysis. As shown in the table below, XTX202 exhibited a half-life of 5.3 days, whereas the half-life of the non-masked XTX200 was shorter at 1 day. The half-life extension moiety and the decrease in target-mediated disposition due to masking of IL-2 result in the longer half-life of XTX202. These data support starting with a dosing schedule of intravenous administration once every three weeks, or Q3W.

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

We believe that our preclinical data support clinical development of XTX202 for the treatment of a range of cancer indications, both as a monotherapy and in combination with other agents. In head-to-head preclinical tumor model studies, XTX202 achieved activity with 2-10 mg/kg dosed Q3D comparable to aldesleukin at 3 mg/kg dosed BID. XTX202 was well-tolerated up to 10 mg/kg repeated administration over four weeks in NHPs, whereas the published MTD for aldesleukin in NHPs is 25 ug/kg daily for 28 days. Therefore, in our preclinical studies, XTX202 demonstrated a calculated improvement in overall therapeutic index compared to aldesleukin. While there can be no assurances that these results will be replicated in clinical trials, we believe these preclinical data demonstrate XTX202 has the potential to deliver high concentrations of IL-2 selectively to the tumor while minimizing peripheral toxicity. We expect this to allow dose-escalation to achieve intra-tumor cytokine levels high enough to induce local T cell and NK cell activation, proliferation and anti-tumor cytotoxicity.

In addition to the monotherapy potential for XTX202, we believe the combination of XTX202 with additional agents, including anti-PD-1/PD-L1 agents that are widely used in a range of solid tumors, has the potential to ultimately lead to the widest utilization of XTX202 in cancer patients. Based on preclinical data, we believe XTX202 has the potential to provide enhanced anti-tumor activity when combined with an anti-PD-1/PD-L1. As shown in the figure below, in preclinical studies, XTX202 combined with an anti-PD-1/PD-L1 induced complete responses in a preclinical setting where neither XTX202 nor the anti-PD-1/PD-L1 were able to achieve complete responses as a monotherapy. In these preclinical studies, mice with complete responses rejected rechallenge with tumor, indicating evidence of the development of a memory response.

Anti-tumor activity of XTX202 as a single agent and in combination with anti-mPD-1 was evaluated in hFcRn Tg32 transgenic mice bearing the murine MB49 bladder carcinoma model. The combination of XTX202 with anti-mPD-1 further improved anti-tumor activity with TGI 92% on Day 13 (Data presented as mean ±SEM, two-way ANOVA followed by post hoc Dunnett’s test, *P < 0.05; **P < 0.005). The treatment with XTX202 alone or in combination with anti-mPD-1 improved animal survival from 19 days to 27.5 and 38 days, respectively (Geham-Breslow-Wilcoxon test, **P < 0.01). A mouse with complete regression of MB49 tumor after combination therapy with XTX202 and anti-mPD-1 was resistant to tumor rechallenge with autologous MB49 tumor implanted on the opposite flank.

Clinical Development Plans for XTX202

We are currently evaluating XTX202 in monotherapy dose-escalation (Part 1A) in an ongoing Phase 1 clinical trial in patients with advanced solid tumors, and monotherapy dose expansion (Part 1B) is open for enrollment. The Phase 1 trial is a first-in-human, multi-center, open-label trial designed to evaluate the safety and tolerability of multiple ascending doses of XTX202 with the goal of establishing recommended Phase 2 dose, or RP2D, for XTX202 as a monotherapy in patients with advanced solid tumors. We plan to initiate patient enrollment in a Phase 2 clinical trial evaluating XTX202 as a monotherapy in patients with unresectable or metastatic melanoma and metastatic RCC in April 2023. The planned Phase 2 clinical trial for XTX202 is a multi-center, open-label trial designed to evaluate the safety and anti-tumor activity of XTX202 as a monotherapy in patients with unresectable or metastatic melanoma and metastatic RCC at the RP2D.

In addition, we plan to report preliminary anti-tumor activity, safety, PK and PD data from the Phase 1/2 clinical trial in the third quarter of 2023, which we anticipate will include approximately 15-20 patients across a range of solid tumors treated at the 1 mg/kg dose or higher across all cohorts in the Phase 1/2 clinical trial. Subject to these interim trial results and establishing initial clinical proof-of-concept for XTX202, we plan to complete the Phase 2 trial evaluating XTX202 as monotherapy in patients with RCC and melanoma with the goal of determining the potential to conduct monotherapy registration-enabling trials for XTX202. In parallel to the completion of the planned Phase 2 monotherapy trial, we plan to initiate a Phase 1/2 trial evaluating XTX202 in combination with an anti-PD-1/PD-L1 for the treatment of patients with NSCLC. Subject to the results from this combination study, we anticipate initiating registration-enabling clinical trials for XTX202 in combination with an anti-PD-1/PD-L1 in patients with NSCLC. We also plan to explore the potential for XTX202 in combination with other therapies, including combinations with XTX301, our tumor-activated IL-12, and potential collaborations with cell therapies or anti-cancer vaccines.

The figure below shows our Phase 1/2 trial design for XTX202 in RCC, melanoma and other indications to evaluate its activity as both a monotherapy and in combination with other agents.

Phase 1 Clinical Trial for XTX202

We recently completed dosing patients at the 1 mg/kg dose level (dose level four) and are currently enrolling patients at the 1.4 mg/kg dose level (dose level five) in monotherapy dose-escalation (Part 1A) for our Phase 1 clinical trial. As of March 1, 2023, a total of 16 patients have been treated with XTX202 in the outpatient setting at five dose levels ranging from 0.27 mg/kg to 1.4 mg/kg Q3W in Part 1A for the Phase 1 clinical trial, and Part 1B is open for enrollment. No signs of VLS, including hypotension or decreases in albumin (an early sign of VLS) or hemodynamic compromise, have been observed in patients to date. A maximum tolerated dose has not yet been determined, and enrollment in Part 1A and Part 1B of the clinical trial is ongoing.

In addition, we recently reported preliminary clinical intra-tumoral PD data for two patients treated with XTX202 who each had an optional on-treatment tumor biopsy and were the only two patients for whom a tumor biopsy analysis was available as of March 1, 2023. The first patient was a melanoma patient treated with XTX202 at the 0.38 mg/kg dose level, and the second patient was an RCC patient treated with XTX202 at the 0.53 mg/kg dose level. For each patient, as shown in the figures below, the tumor biopsy featured increased numbers of stromal TILs and increased frequency of CD8+ effector T cells among these TILs. Importantly, in each patient, at the time of the tumor biopsy, these changes occurred in the absence of peripheral changes to either CD8+ effector T cells, demonstrating preliminary evidence of tumor-selective activation.

Renal Cell Carcinoma (RCC) Overview

RCC accounts for 2% of global cancer diagnoses and deaths annually, and the global incidence is increasing. Most cases of RCC are discovered incidentally on imaging, and approximately one-third of cases are advanced or metastatic at the time of diagnosis. Survival is highly dependent on the stage at diagnosis, with metastatic disease having a five-year survival rate of only 15%. RCC is the ninth most common cancer in the United States, with approximately 79,000 estimated new cases in 2022 and approximately 13,920 deaths in 2022. The landscape of therapeutic options has rapidly evolved such that the treatment goal, even in the metastatic setting, is to cure patients or ensure their long-term survival. Systemic frontline therapy options now include combinations of checkpoint inhibitors and TKIs such as pembrolizumab and axitinib, nivolumab and ipilimumab, and avelumab and axitinib. Despite these recent approvals, there remains a pressing need to identify new therapeutic targets and effective treatments since the substantial majority of patients continue to experience relapses and progression and ultimately succumb to their cancer. As a result, cures are not commonly achieved, as in the example of pembrolizumab combined with vascular endothelial growth factor receptor-targeted TKI. As shown in the figure below, most patients with metastatic RCC will eventually relapse even after treatment with sunitinib or pembrolizumab and axitinib as the median time to progression-free survival, or PFS, is 11.1 months and 15.1 months, respectively.

Pembrolizumab+Axitinib Improved Overall Survival in Metastatic RCC,

but Most Patients Still Relapsed Within 18 Months

In contrast to the TKI and anti-PD-1/PD-L1 combination shown above, IL-2-directed therapy offers the opportunity for durable responses and cures, as was seen in the historical aldesleukin treatment data. Only 15% of RCC patients treated with high-dose IL-2 obtained an objective response but approximately half of these, or 7% of all patients treated, achieved a CR. The unique feature of high-dose IL-2 is that approximately 90% of patients with RCC who achieved a CR remained permanently disease-free and off-treatment.

Assuming a successful Phase 1 dose escalation trial and identification of a RP2D, we plan to pursue a rapid Phase 2 proof-of-concept clinical trial in RCC, an indication in which recombinant IL-2 produces positive clinical responses, but in which its use is limited due to toxicity. We believe XTX202’s characteristics can overcome these limitations and address the unmet need in RCC.

Treatment of Metastatic Melanoma with IL-2 Agents

In clinical trials evaluating recombinant IL-2 for the treatment of metastatic melanoma, recombinant IL-2 produced an ORR of 16% and produced CRs and functional cures in 6% of patients. However, use of recombinant IL-2 has been hampered by dose-limiting toxicities.

While treatments that target PD-1 and CTLA-4 have grown to dominate the metastatic melanoma treatment landscape, many patients do not respond, and relapses are common, with a five-year survival rate of around 50% in metastatic melanoma. We believe that a safe and effective form of IL-2 may improve initial response rates and clinical outcomes when added to checkpoint inhibitor therapy and may maintain responses in patients with melanoma who have relapsed from checkpoint inhibitor treatment. Importantly, high-dose IL-2 has shown a response rate, including CRs in patients with melanoma despite those patients having progressed on prior treatment with an anti-PD-1/PD-L1 showing the potential for IL-2 mechanism of action-based efficacy in patients who have previously been treated with an anti-PD-1/PD-L1.

Similar to our development plan for RCC, assuming a successful Phase 1 dose escalation trial, we plan to rapidly pursue a Phase 2 proof-of-concept clinical trial in melanoma, where recombinant IL-2 has demonstrated clinical responses but has been historically limited due to toxicity. Our clinical development plan includes the evaluation of patients with melanoma who have previously been treated with an anti-PD-1/PD-L1 to demonstrate clinical proof-of-concept.

Potential Future Indications

Beyond RCC and melanoma, we intend to explore XTX202 in additional solid tumor indications for which there is a significant unmet medical need, and for which IL-2 has previously demonstrated utility. These indications may include NSCLC, head and neck squamous cell cancer, or HNSCC, bladder cancer and ovarian cancer.

Aldesleukin has been studied in a broad range of tumor types. Dose-limiting toxicities have prevented most patients with cancer from receiving the high doses necessary for systemic efficacy. Multiple clinical trials have evaluated IL-2 where localized administration is possible. In these trials, IL-2 has induced objective responses in patients with ovarian cancer when administered in the peritoneum, in patients with bladder cancer when administered directly into the bladder and in patients with NSCLC and mesothelioma when administered into the pleural cavity. In patients with resectable HNSCC, perioperative administration of IL-2 into the lymph nodes near the tumor resulted in increased survival in a randomized trial. These data provide evidence that multiple tumor types are likely sensitive to IL-2 if high levels of localized exposure can be obtained.

In addition, we believe the novel design of XTX202 and preclinical and clinical data observed to date support the potential for XTX202 as a treatment in combination with other agents where tumor-activation may be required in order to combine with IL-2, including: monoclonal antibodies, other pro-inflammatory cytokines such as IL-12 and IL-18, cell therapies such as CAR-T and CAR-NK, and cancer vaccines.

XTX301, Our Clinical-Stage, Tumor-Activated IL-12 Product Candidate

XTX301 is an investigational tumor-activated, engineered IL-12 molecule designed to potently stimulate anti-tumor immunity and reprogram the tumor microenvironment of poorly immunogenic “cold” tumors towards an inflamed, or “hot,” state. In November 2022, we announced clearance of our IND by the FDA for XTX301 for evaluation in patients with advanced solid tumors. We recently opened clinical trial sites and are actively screening patients for enrollment at a starting dose of 5.0 μg/kg (0.005 mg/kg) in monotherapy dose-escalation for our Phase 1 clinical trial evaluating the safety and tolerability of XTX301 in patients with advanced solid tumors. For more information, please see the section entitled “—Clinical Development Plans for XTX301” below.

Background on IL-12

IL-12 is a potent, pro-inflammatory cytokine produced by antigen-presenting cells such as dendritic cells, macrophages and B cells. IL-12 has two subunits, p35 and p40, that together form a heterodimer protein. IL-12 is a key cytokine in the body’s response to pathogen infection, sending a signal to T cells, among others. IL-12 interacts with diverse immune cells, including CD4+ T cells, CD8+ effector T cells, NK cells, monocytes and macrophages. IL-12’s broad range of pro-inflammatory functions suggests that it could potentially be highly potent in controlling anti-cancer immunity. IL-12 has been shown in preclinical studies to induce robust anti-tumor effects against many types of malignancies and it has been tested against multiple human cancers in clinical trials. Recombinant human IL-12 has been evaluated in clinical trials, and anti-tumor efficacy was observed in a small number of patients across a range of tumor types.

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

The failure of systemic IL-12 to induce meaningful anti-tumor efficacy is generally attributed to tolerability, which limits the dose and, as a result, the ability to reach therapeutic concentrations within the tumor microenvironment. Therefore, maximizing the amount of IL-12 that reaches the tumor, while minimizing exposure of non-tumor tissue, may be critical for a safe and effective anti-tumor response. Tumor-selective activation is therefore a desirable therapeutic profile.

Our Solution: XTX301, a Tumor-Activated IL-12

Our goal for our IL-12 program is to create a tumor-activated, extended half-life IL-12 therapeutic with minimal peripheral effects. We are using our GPS platform and proprietary approach to achieve systemic delivery of tumor-activated IL-12, which we believe would have potential as a monotherapy and in combination with other therapies.

The design of our masked IL-12 cytokine molecule is closely related to that of our masked IL-2 cytokine molecule, which illustrates the flexibility and robustness of our cytokine engineering approach. The masking domain is designed to prevent binding to the cell-surface IL-12 receptor, unless the linker containing the protease site is cleaved by proteases preferentially active in the tumor microenvironment. The half-life extension domain is designed to overcome the short circulating half-life of the native cytokine and the overall molecule is designed to enhance the efficiency of manufacturing.

Overview of preclinical studies and data

We have undertaken extensive preclinical studies that demonstrate the ability of XTX301 to induce potent anti-tumor activity and PD changes consistent with known IL-12 biology. Importantly, these effects on the tumor were observed without inducing concomitant systemic toxicity, which provides evidence that the masking design is performing as intended in preclinical studies. In murine preclinical models, we used a murine surrogate for XTX301, which we refer to as mXTX301, which included mouse sequences for IL-12 and the masking domain in place of the human sequences present in XTX301, since human IL-12 does not activate mouse IL-12 receptors. mXTX301 is architecturally analogous to XTX301 and shares the same half-life extension domain and protease linker as XTX301.

Collectively, our preclinical data showed that:

•

XTX301 demonstrated minimal signaling through the IL-12 receptor when masked, and MMP activation of XTX301 restored potent IL-12 signaling in in vitro assays, illustrating the tight, protease-dependent control of IL-12 activity enabled by XTX301;

•	mXTX301 treatment induced potent anti-tumor activity in response to single dose administration in multiple tumor models without inducing significant body weight loss and toxicity;
•

mXTX301 treatment resulted in increased infiltration of CD8+ effector T cells into tumors and induced broad pro-inflammatory gene expression changes in tumors consistent with IL-12 biology and its ability to reprogram the tumor microenvironment towards a more immune-permissive state; and

•	XTX301 was tolerated in NHPs at doses up to 2 mg/kg once weekly for four doses, or QWx4, and demonstrated a circulating half-life of four days.

In preclinical models with mXTX301, tumor growth inhibition was observed in melanoma and bladder cancer models without AEs. Mice bearing established tumors received a single dose of mXTX301 at doses of 0.039 mg/kg, 0.13 mg/kg or 0.39 mg/kg or received 0.038 mg/kg of the non-masked mouse IL-12 cytokine, and tumor growth was measured over time.

As shown in the figure below, mXTX301 demonstrated anti-tumor activity in all doses tested, including complete regressions at the 0.13 mg/kg and 0.39 mg/kg dose levels in a subset of the mice dosed. While the non-masked mouse IL-12 cytokine also induced complete regressions, severe weight loss and mortality were observed, as compared to a lack of toxicity observed in all of the mice treated with mXTX301 across dose levels.

MC38 model: s.c. 0.5x106 cells; single IV dose of mXTX301 and mXTX302 on Day 0. Tumor growth data shown as mean±SEM. Tumor volume data was assessed by a two-way ANOVA followed by Bonferroni post hoc test on Day 11 compared to vehicle treated animals. ****p<0.0001 for all mXTX301 treatment groups. Body weight data are shown as mean ±SEM. A two-way ANOVA followed by Bonferroni post hoc test compared to vehicle treated animals was performed **p<0.005, ****p<0.0001.

Additional experiments confirmed the anti-tumor activity of mXTX301 across a range of mouse models including MC38, CT26 and B16F10. As shown in the figure below, a single dose of mXTX301 treatment resulted in marked anti-tumor activity in all models, including complete regressions in a subset of animals with MC38 or CT26 tumors and transient regressions in a subset of mice with B16F10 tumors, which feature a “cold” non-inflamed tumor microenvironment.

To gain deeper insight into the mechanism-of-action of XTX301, we conducted a series of experiments focused on measuring the effect of mXTX301 treatment on the tumor microenvironment in the MC38 model. The results of these experiments are summarized in the figure below.

Consistent with known IL-12 biology, mXTX301 treatment resulted in increased infiltration of CD8+ effector T cells into tumors. Additionally, mXTX301 induced robust gene expression changes indicative of broad immune activation in tumors including changes tied to infiltration of diverse immune cell subtypes, interferon gamma signaling and enhancement of antigen presentation.

In addition, preclinical data for XTX301 support the potential to achieve a broad therapeutic index. As shown in the figure below, in preclinical studies, mXTX301 induced tumor regressions in a murine model following a single dose of mXTX301 at 0.13 mg/kg, and XTX301 was tolerated at doses up to 2.0 mg/kg dosed once every week, or Q1W, four times in NHPs.

Measured PK Parameters in Single Dose NHP Study

	Half Life	Cmax	AUCinf
	(Days)	(ug/mL)	(hr*ug/mL)
XTX301 (2.0 mg/kg)	4.1	36.6	2795

Clinical Development Plans for XTX301

In November 2022, we announced clearance of our IND by the FDA for XTX301 for evaluation in patients with advanced solid tumors. We recently opened clinical trial sites and are actively screening patients for enrollment at a starting dose of 5.0 μg/kg (0.005 mg/kg) in monotherapy dose-escalation for our Phase 1 clinical trial evaluating the safety and tolerability of XTX301 in patients with advanced solid tumors. We anticipate reporting preliminary safety data from the Phase 1 clinical trial into at least the third dose level in the fourth quarter of 2023. Our clinical development plan for XTX301 will focus initially on monotherapy dose-escalation in patients with solid tumors. Subject to the successful completion of monotherapy dose-escalation, we anticipate evaluating initial PD and anti-tumor activity data in cohorts of patients focused on tumor types that are sensitive to treatment with I-O agents and a separate cohort of patients with tumor types historically insensitive to treatment with I-O agents. Following an assessment of anti-tumor effect as a monotherapy in selected tumor types, we also plan to explore the combination potential of XTX301 with an anti-PD-1/PD-L1 and with XTX202, our tumor-activated IL-2 product candidate, prior to initiation of registration-enabling clinical trials. Subject to the successful completion of trials showing the ability to combine XTX301 with other I-O agents and immune activation in “cold” tumors, we would plan to explore potential registration-enabling trials in both “hot” tumors, such as head and neck cancer and NSCLC, and in “cold” tumors, such as MSS CRC and pancreatic cancer.

The figure below shows our planned Phase 1/2 trial design for XTX301 to enable multiple monotherapy and combination opportunities for expansion in both hot and cold solid tumors.

XTX101, Our Clinical-Stage, Fc-Enhanced Tumor-Activated Anti-CTLA-4 Product Candidate

XTX101 is an investigational Fc-enhanced, tumor-activated anti-CTLA-4 mAb designed to deplete regulatory T cells when activated (unmasked) in the tumor microenvironment and improve upon the therapeutic index of existing anti-CTLA-4 therapies. We are currently evaluating XTX101 in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. For more information, please see the section entitled “—Clinical Development Plans for XTX101” below. As previously announced, we plan to continue to explore strategic opportunities to advance XTX101 with a partner beyond the current Phase 1 clinical trial.

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

Ipilimumab has shown preliminary evidence of promising anti-tumor activity in a range of tumor types outside of its currently approved indications, but successful additional approvals have been limited due to its toxicity. For example, ipilimumab has been observed to be more active when combined with the anti-PD-1/PD-L1 antibody nivolumab. However, the combination of ipilimumab and nivolumab has been shown to cause a greatly increased rate of immune-related toxicity when compared to treatment with either ipilimumab or nivolumab as a monotherapy. Clinical results from patients who express high-affinity FcγR polymorphisms have shown improved responses to ipilimumab, but efforts to improve the potency of the antibody have been limited by perceived toxicity risk. There remains a critical need to develop safe and effective forms of anti-CTLA-4 mAbs that can achieve efficacious doses within the tumor microenvironment.

Our Solution: XTX101, a Fc-Enhanced, Tumor-Activated Anti-CTLA-4

XTX101 is a clinical-stage, Fc-enhanced, tumor-activated anti-CTLA-4 mAb that is designed to improve upon the therapeutic index of existing anti-CTLA-4 therapies by overcoming potency and tolerability limitations. Our goal is to demonstrate an improved safety profile enabling higher anti-CTLA-4 exposure in the tumor that will result in increased efficacy. In preclinical studies, we have observed the following tolerability and activity profile of XTX101:

•

improved in vivo potency and the intra-tumoral PD effects of XTX101 are consistent with the improved potency being a result of the higher affinity binding to the target CTLA-4 and enhanced IgG1-Fc effector function, which further improves checkpoint inhibition and enhances antibody-dependent cellular cytotoxicity to deplete immune-suppressive TREGs in the tumor microenvironment;

•	reduced peripheral immune activity due to masking of the CDR sequences; and
•	activation by protease-dependent release of the masks, which acts selectively in the tumor microenvironment and minimizes toxicity associated with systemic immune activation.

XTX101 is designed to enhance the desirable features of an anti-CTLA-4 antibody while mitigating the known limitations of anti-CTLA-4 antibodies due to toxicity. We expect this combination of features to result in an increased therapeutic index.

Overview of preclinical studies and data

We have examined XTX101 in several preclinical and IND-enabling studies that we believe have demonstrated the potential for XTX101 to have an enhanced activity and an improved tolerability profile compared to ipilimumab. As summarized below, we believe that these studies collectively provide preclinical proof-of-concept with an improved therapeutic index due to tumor microenvironment-dependent activation of XTX101 that, if replicated in clinical trials, could result in significant benefits to patients with a variety of different solid tumors.

•	XTX101 showed tight control and full reliance on MMP activity for binding to CTLA-4 in an in vitro study using a sensitive surface plasmon residence, or SPR, assay.
•	XTX101 was activated by human tumors in a study of 82 tumor biopsies across a variety of solid tumors that demonstrated 67% overall activation.
•

XTX101 demonstrated activity similar to an ipilimumab analog in in vivo mouse models of bladder cancer tumor growth. XTX101 dosed at 0.3 mg/kg and 1.0 mg/kg resulted in 2/8 CRs and 5/8 CRs, respectively.

•

In the same mouse study, we observed that XTX101 induced an increase in CD8+ effector T cells within the tumor and a decrease in TREGs in the tumor, without increasing CD4+ T cells in the blood. The ipilimumab analog had less activity than XTX101 in the tumor but did show an increase in CD4+ T cells in the blood.

•	In a separate mouse study, the combination of XTX101 and an anti-PD-1/PD-L1 antibody showed robust tumor growth inhibition in excess of either drug as a monotherapy, with minimal systemic toxicity.

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

Clinical Activity of XTX101 and Ipilimumab Analog in MB49 Tumor Mice

Further, as shown in the below figure, we observed that XTX101 induced an increase in CD8+ effector T cells within the tumor, as shown in the left panel, and a decrease in TREGs in the tumor, as shown in the middle panel. We observed that XTX101 did not promote an increase in CD4+ T cells in the blood even at 3 mg/kg despite achieving complete responses at 0.3 mg/kg, suggesting tumor-activated activity of XTX101. We further observed that the ipilimumab analog promoted an increase in CD4+ T cells in the blood at the 3 mg/kg dose required for efficient tumor growth inhibition in the blood, as shown in the right panel, demonstrating that the ipilimumab analog was active outside of the tumor microenvironment at doses required for activity.

XTX101 Demonstrated Tumor-Activated PD and Treg Depletion

The effect of the combination of XTX101 with anti-PD-1/PD-L1 antibody was evaluated in another preclinical study in which female C57BL/6-huCTLA-4 mice, were implanted subcutaneously with MC38 cells. When the tumors reached approximately 150 mm3 on day zero, the mice were intravenously administered 10mg/kg isotype control antibody, 0.3 mg/kg of XTX101 or 10mg/kg anti-PD-1/PD-L1.

As shown in the figure and table below, XTX101 and the anti-PD(L)-1 antibody each showed limited activity as a monotherapy. However, the combination of XTX101 with the anti-PD(L)-1 antibody showed robust tumor growth inhibition of 82%, including two out of eight animals achieving a CR. Minimal toxicity was observed in animals treated with either monotherapy or the combination, suggesting that XTX101 can be effectively combined with an anti-PD-1/PD-L1 antibody without enhanced toxicity.

Single Dose Combination of XTX101 with anti-muPD-1 Enhanced Tumor

Growth Inhibition with No Impact on Body Weight

				XTX101
	Isotype Control	XTX101 0.3 mg/kg	anti-PD-1/PD-L1 10 mg/kg	0.3 mg/kg + anti-PD-1/PD-L1
% TGI Day 14	N/A	34	40	82
P values	N/A	0.022	0.11	0.0003
Complete responses	0/8	0/8	0/8	2/8

In GLP toxicology studies completed in NHPs, XTX101 exhibited a highest non-severely toxic dose, or HNSTD, of 3 mg/kg, supporting the targeted clinical dose for XTX101 in patients of 1-3 mg/kg. In addition, the half-life for XTX101 was 92 to 208 hours in single dose studies in NHPs, supporting the potential for dosing once every three weeks.

Clinical Development Plans for XTX101

In September 2021, we initiated a first in-human, multi-center, open-label Phase 1 trial designed to evaluate the safety and tolerability of XTX101 for the treatment of adult patients with advanced solid tumors. As of March 1, 2023, 24 patients have been treated with XTX101 in the Phase 1 trial.  Enrollment in monotherapy dose-escalation (Part 1A) of the Phase 1 trial has been completed, and enrollment in monotherapy dose-expansion (Part 1B) is ongoing. In addition, we have determined an RP2D of 150 mg Q6W. We anticipate reporting preliminary safety, PK, PD and anti-tumor activity data from the Phase 1 clinical trial in the second quarter of 2023. As previously announced, we plan to continue to explore strategic opportunities to advance XTX101 with a partner beyond the current Phase 1 clinical trial.

The figure below shows our Phase 1 trial design for XTX101.

Future Discovery Opportunities Leveraging Our GPS Platform for Tumor-Activation and Tumor-Targeting

We have prioritized efforts to develop novel cytokines, checkpoint inhibitors and multi-functional molecules based on the therapeutic activity established in other clinical trials, while recognizing that their benefit has been historically hampered by issues of significant toxicity, poor bioavailability and, in the case of cytokines, a short half-life. By leveraging the insights and capabilities of our GPS platform, we aim to systematically create novel cytokines, checkpoint inhibitors and multi-functional molecules that overcome these challenges in order to safely localize their potent activity to the tumor microenvironment.

We believe our proprietary GPS platform has the potential to develop additional product candidates using a range of approaches to achieve tumor-selective activation and derive a clinically meaningful improvement in therapeutic index. We intend to further advance our tumor-activated therapeutic platform combining our masking approach with active, antibody-directed tumor targeting to create multi-functional, masked molecules designed to enable enhanced selectivity down to the cellular level and modulating multiple immune pathways synergistically. Preliminary data from preclinical studies indicates the promise of this approach, as the addition of a targeting domain to a tumor-activated masked cytokine has demonstrated superior tumor growth inhibition and tumor-specific PD activity compared to the same masked cytokine without the targeting. In addition, in these preclinical studies the masked targeted cytokine has demonstrated superior safety compared to a non-masked version of the same targeted cytokine.

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

In addition to competitors specifically targeting IL-2, IL-12, and anti-CTLA-4, we also face competition more broadly across the oncology market. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such treatments. Beyond these treatments, we may also be subject to competition from additional modalities, including oncolytic viruses and cancer vaccines.

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient, or less expensive than products we may develop. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of other drugs. The key competitive factors affecting the success of any products we may develop are likely to be their efficacy, safety, convenience, price and availability of reimbursement.

Cytokine Programs

With respect to our most advanced cytokine product candidate, XTX202, if approved, it may face competition from other IL-2 based cancer therapies. For example, Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic RCC and melanoma. In addition, we are aware of several companies that have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics, Inc., XOMA Corporation and Zydus Cadila.

With respect to XTX301, there are no approved IL-12 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs for the treatment of cancer in development, including Amunix Pharmaceuticals, Inc., AstraZeneca plc / Moderna, Inc., Cullinan Management Inc., Dragonfly Therapeutics, Inc., ImmunityBio, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Sonnet BioTherapeutics, Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

Anti-CTLA-4 Therapies

We are aware of a number of companies that are developing anti-CTLA-4 therapies as immunotherapies. With respect to XTX101, if approved, we may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, RCC, NSCLC and certain cancers of the large intestine. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla Inc., Bristol-Myers Squibb Inc., CytomX Therapeutics, Inc. and MacroGenics, Inc.

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

Patent portfolio

As of February 15, 2023, we own, co-own or exclusively license 16 patent application families related to our business, including four pending Patent Cooperation Treaty, or PCT, patent applications, 15 pending U.S. non-provisional applications, two issued U.S. patents, three issued patents in Indonesia, Japan and South Korea and 144 pending foreign applications in Europe, Japan, China, Australia, Brazil, Canada, Eurasia, Hong Kong, Indonesia, Israel, India, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore, South Africa and Taiwan, including five allowed patent applications. In addition, we own four U.S. provisional patent applications within the priority year. Our owned, co-owned or exclusively in-licensed patent applications cover various aspects of our programs and technology, including composition of matter and method of use as further described below. Any U.S. or foreign patents issued from national stage filings of our owned, co-owned, or exclusively in-licensed PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications will have a statutory expiration date ranging between 2037 and 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Xilio’s GPS Platform for Tumor-Activated I-O Molecules

Our proprietary engineering GPS platform enables tumor-activated I-O molecules that can effect tumor-activated immunotherapy while minimizing systemic toxicity. By masking biological agents such as cytokines, antibodies and multi-functional molecules, our GPS platform can be used to decouple therapeutic effects from toxicity for treating different cancers. As of February 15, 2023, we own one patent family covering the GPS platform in the cytokine space, including five pending U.S. patent applications and corresponding foreign applications in Europe, Japan, Australia, Brazil, Canada, China, Eurasia, Hong Kong, Indonesia, Israel, India, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore and South Africa. We exclusively license two patent families relating to the GPS platform technology and our cytokine and antibody programs. One of the two patent families is exclusively in-licensed in the oncology field from AskGene Pharma, Inc., or AskGene, and covers the GPS platform technology for cytokines. These owned and exclusively licensed patent families will have a statutory expiration date ranging between 2039 and 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

In addition, we own two patent families covering various linker designs that are used or can be used in our technology, including pending patent applications in the U.S., PCT and Taiwan.

Cytokine Programs

Our cytokine pipeline includes our clinical-stage, tumor-activated product candidates, XTX202 (IL-2) and XTX301 (IL-12).

●	IL-2 Program. As of February 15, 2023, we own two patent families relating to masked IL-2 cytokines, including XTX202, with composition of matter and methods of use claims. These patent families include six pending U.S. applications, one issued U.S. patent and corresponding foreign applications in Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Office, Hong Kong, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. The patent family exclusively in-licensed in the oncology field from AskGene also relates to the IL-2 program. These owned and exclusively in-licensed patent families will have a statutory expiration date ranging between 2039 and 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.
●	IL-12 Program. As of February 15, 2023, we own one patent family directed to different masked IL-12 constructs and sequences, including XTX301, with composition of matter and methods of use claims. This family includes one pending U.S. application, and corresponding foreign applications in Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Office, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. This patent family will have a statutory expiration date in 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Checkpoint Inhibitor Program

As of February 15, 2023, we own, co-own or exclusively in-license three patent families relating to masked anti-CTLA-4 antibody constructs and sequences, including XTX101, with composition of matter and methods of use claims. A first patent family is exclusively in-licensed from WuXi Biologics (Shanghai) Co., Ltd. and directed to anti-CTLA-4 antibodies. This family includes one allowed U.S. application and one issued U.S. patent covering certain complementarity-determining regions and variable region sequences of anti-CTLA-4 antibodies, including XTX101. Corresponding foreign applications are issued and allowed in China, Eurasia, Indonesia, Japan, South Korea, and Taiwan, and pending in Taiwan, Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Office, Hong Kong, India, Indonesia, Israeli, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A second patent family is owned and directed to anti-CTLA-4 antibodies with modifications that improve antibody-dependent cellular cytotoxicity and includes one pending U.S. application. Corresponding foreign applications are pending in Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Office, Hong Kong, India, Indonesia, Israeli, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A third patent family is co-owned and directed to masked anti-CTLA-4 antibodies, which includes one pending U.S. application. Corresponding foreign applications are pending in Australia, Brazil, Canada, Eurasian Patent Organization, European Patent Office, Hong Kong, India, Indonesia, Israeli, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. In addition, we own two patent applications directed to combination therapies using masked or unmasked anti-CTLA-4 antibodies, including XTX101 and PD-1/PD-L1 antibodies. These families are presently pending as PCT and Taiwan applications. These owned, co-owned and licensed patent families will have a statutory expiration date ranging between 2037 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Trademark portfolio

As of February 15, 2023, we own two federal trademark registrations for XILIO and XILIO THERAPEUTICS (Class 42) in the U.S. and a pending federal trademark application for XILIO (Class 5) in the U.S. that has been approved and published for opposition.

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

While we intend to timely file additional provisional patent applications and national stage and non-provisional patent applications relating to our PCT patent applications, we cannot predict whether any of our patent applications will result in the issuance of patents. If we do not successfully obtain patent protection, or if the scope of the patent protection we or our licensors obtain with respect to our product candidates, GPS platform or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other similar competing products and technologies. Our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our technology, inventions and improvements, either directly or indirectly, will depend in part on our success in obtaining, maintaining, defending and enforcing patent claims that cover our technology, inventions and improvements.

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

Under the agreement, we paid AskGene an upfront payment of $6.0 million, and for any licensed IL-2 product, we are obligated to pay AskGene up to $13.0 million in the aggregate upon the achievement of specified regulatory milestones. In addition, subject to specified conditions, for any IL-2 licensed product, we are obligated to pay AskGene percentage royalties in the mid-single digits on aggregate annual net sales of IL-2 licensed products in the Xilio territory during the applicable royalty term.

In addition, we granted a non-exclusive, royalty-free, non-transferable, worldwide license to AskGene for specified Xilio patent rights related to non-antigen binding IL-2 products in the field of immunology and for specified Xilio patent rights related to antigen binding IL-2 products in all fields. Subject to the terms of the agreement and during the time period specified, we also granted AskGene an option to obtain a license in the AskGene territory to develop and commercialize our IL-2 licensed products. If AskGene exercises its option to develop and commercialize our IL-2 licensed products in the AskGene territory, then the parties will negotiate and enter into a license agreement for AskGene’s exclusive development and commercialization of such products in the AskGene territory, and AskGene would be obligated to pay us percentage royalties in the mid-single digits on aggregate annual net sales of such licensed products in the AskGene territory.

During the term of the agreement, AskGene has agreed not to exploit any non-antigen binding IL-2 product comprised of specified masking technology in the field of oncology in the Xilio territory.

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

Although we expect to rely on one or more third-party contract manufacturers for the production of our current and future product candidates, we have personnel with extensive technical, manufacturing, analytical and quality experience in biotherapeutic protein manufacturing to oversee our contract manufacturer relationships. In collaboration with our third-party manufacturer, we have manufactured cGMP clinical supply for our clinical trials for our tumor-activated, clinical-stage product candidates, XTX202 (IL-2), XTX301 (IL-12) and XTX101 (anti-CTLA-4). As we scale clinical and commercial manufacturing for each of our product candidates, we intend to continue to expand and strengthen our network of contract manufacturers to include multiple suppliers globally.

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

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. These studies are typically referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to biological product development and reduce developmental costs and time.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations, the FDA has issued several Notices of Noncompliance to manufacturers since April 2021. The failure to submit required clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances. Currently, the fee required for the submission and review of an application for federal fiscal year 2023 is approximately $3.25 million, and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000.

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

Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted to the FDA. With the passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential AEs, and whether the product is a new molecular entity. Under FDARA, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

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

With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed), and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with the passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

Biosimilars and Regulatory Exclusivity

The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, the FDA has approved a number of biosimilars, and the first interchangeable biosimilar product was approved in July 2021, and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Further, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

There has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for pharmaceutical and biologic products. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. .

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

There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission, or the EC, initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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

Employees and Human Capital Resources

As of February 15, 2023, we had 89 full-time employees, including 36 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 65 are engaged in research and development activities and 24 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and developing our existing and additional employees. We are committed to diversity, equity and inclusion across all aspects of our organization, including in our recruitment, advancement and development practices. Each year, we review employee demographic information to evaluate our diversity efforts across all functions and levels of the company. We conduct annual performance and development reviews for each of our employees to discuss the individual’s strengths and development opportunities, career development goals and performance goals. We also regularly survey employees to assess employee engagement and satisfaction. In addition, each regular full-time employee is provided an allowance and time to attend appropriate job-related trainings and other professional development courses, seminars, meetings, and similar sessions.

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

Note Regarding the COVID-19 Pandemic

The impact of the COVID-19 pandemic continues to be widespread, rapidly-evolving and unpredictable on global societies, economies, financial markets, supply chains and business practices. The extent of the impact of the COVID-19 pandemic, including variants of the COVID-19 virus, on our business, operations, and clinical development timelines and plans remains uncertain. For a discussion regarding risks and uncertainties related to the impact of the COVID-19 pandemic and its potential impact on our business and financial results, please refer to our “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $88.2 million and $75.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $249.1 million. To date, we have funded our operations primarily through proceeds from the sale of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX202 (IL-2), XTX301 (IL-12) or XTX101 (anti-CTLA-4), and we have not commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	successfully complete our ongoing and planned preclinical studies for any current or future product candidates;
●	successfully receive U.S. Food and Drug Administration, or FDA, clearance for any investigational new drug application, or IND, for any current or future product candidates;
●	successfully initiate and complete clinical trials for our clinical-stage product candidates and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;
●	establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved;
●	maintain a continued acceptable safety profile of our products following approval; and

●	enforce and defend intellectual property rights and claims.

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

As of December 31, 2022, we had cash and cash equivalents of $120.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;

●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to seek, establish and maintain a collaboration to further develop XTX101, our Fc-enhanced, tumor-activated anti-CTLA-4 mAb, with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;

●	the impacts of the COVID-19 pandemic; and
●	the costs of continuing to expand our operations and operating as a public company.

We currently do not have any committed external sources of funds and adequate additional capital may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening economic conditions, both inside and outside the U.S., including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars or civil or political unrest. We can give no assurance that we will be able to secure additional capital to support our operations, or if such funds are available to us, that such additional funding will be sufficient to meet our needs.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to product candidates or our technology.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations. Under our loan and security agreement with Pacific Western Bank, or PacWest, we are required to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to sell or dispose any part of our business or property and other operating restrictions that could adversely impact our ability to conduct our business, and any agreements governing any other indebtedness that we may incur could require us to comply with additional covenants. If we raise funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

Our limited operating history may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biotechnology company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of tumor-activated product candidates using our GPS platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. As of December 31, 2022, we had federal and state net operating loss, or NOL, carryforwards of $177.5 million and $146.6 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not know whether or when we will generate taxable income necessary to utilize our NOLs.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: XTX202 (IL-2), XTX301 (IL-12) and XTX101 (anti-CTLA-4). We are currently evaluating XTX101 and XTX202 in ongoing Phase 1 clinical trials. We recently opened clinical trial sites and are actively screening patients for enrollment at a starting dose of 5.0 μg/kg (0.005 mg/kg) in monotherapy dose-escalation for our Phase 1 clinical trial evaluating the safety and tolerability of XTX301 in patients with advanced solid tumors. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the EU.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. For example, in preclinical mouse models, we observed XTX101 had tumor-selective activity and tumor growth inhibition superior to that of an ipilimumab analog, and that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with both XTX101 and XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Similarly, there can be no assurance that interim or preliminary clinical data or results, including without limitation the preliminary intra-tumoral pharmacodynamic data reported for two patients treated with XTX202, will be predictive of future clinical data or results. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1 clinical trial and planned Phase 2 clinical trial for XTX202, our Phase 1 clinical trial for XTX101 or our Phase 1 clinical trial for XTX301, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected drug-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators or IRBs or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
●	we or our third-party contractors may experience delays due to complications resulting from the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic;
●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in current or future clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

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

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. We cannot guarantee that our clinical trials, will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our clinical trials. Significant preclinical study or clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the severity of the disease under investigation;
●	the patient eligibility and the inclusion and exclusion criteria defined in the protocol;
●	AEs in our clinical trials and in third-party clinical trials of agents similar to our product candidates;
●	the size and health of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents;
●	our ability to monitor patients adequately during and after treatment;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
●	factors we may not be able to control, including the impacts of the COVID-19 pandemic, that may limit the availability of patients, principal investigators or staff or clinical sites.

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

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, as part of our ongoing Phase 1/2 clinical trial for XTX202, we plan to evaluate XTX202 for the treatment of solid tumors both as monotherapy and in combination with other agents potentially including, but not limited to, anti-PD-1/PD-L1 agents or tyrosine kinase inhibitors. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our plans to evaluate current or future product candidates in combination with other agents may result in AEs based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination therapy as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.

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

We may not be successful in our efforts to use our GPS platform to enable the development of a pipeline of tumor-activated product candidates.

A key element of our strategy is to use our novel GPS platform to engineer and develop tumor-activated molecules with the potential to trigger anti-tumor immunity with minimal systemic toxicity in order to build a pipeline of product candidates. We may not be able to continue to identify and develop novel immuno-oncology therapies. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to or will not be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our GPS platform approach or take longer to do so than anticipated, we will not or may not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical study results related to our clinical stage product candidates, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in current or future clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, to activate our molecules within the tumor microenvironment. If MMP activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the continued successful development of our technology and product candidates.

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

We face risk related to our reliance on our current and any future CMOs. For example, we and our CMOs are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities of the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including any CMOs of any product candidates we may develop, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with clinical Good Manufacturing Practices, or cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CMO must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practices and current Good Manufacturing Practices regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of our CMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidates we may develop or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Our product development and research programs and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we plan to continue to explore strategic opportunities to advance XTX101 with a partner beyond the current Phase 1 clinical trial.

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

We have relied on certain third parties located in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use such third-party manufacturers for such purposes. A natural disaster, epidemic or pandemic, including the recent COVID-19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China may adopt in the future, or other events in China could disrupt the business or operations of CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce raw materials in adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions in China or changes in U.S. export laws, and we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

We are developing our current product candidates for the treatment of cancer and have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX202 (IL-2), XTX301 (IL-12) or XTX101 (anti-CTLA-4), and we have not commenced clinical development for any of our other product candidates or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

With respect to XTX301, there are no approved IL-12 therapies currently on the market for the treatment of cancer; however, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs for the treatment of cancer in development, including Amunix Pharmaceuticals, Inc., AstraZeneca plc / Moderna, Inc., Cullinan Management Inc., Dragonfly Therapeutics, Inc., ImmunityBio, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Sonnet BioTherapeutics, Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Our or our licensor’s failure to comply with all such provisions during the patent process could result in abandonment or lapse of a patent or patent application that we own or license, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market and compete with us earlier than would otherwise have been the case. Moreover, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, to the extent that we license intellectual property in the future, we cannot guarantee that those licenses will remain in force.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme

Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, although currently under review by the U.S. Supreme Court, in the case Amgen v. Sanofi, the Federal Circuit held that broad functional antibody claims are invalid for lack of enablement. In addition, in the Juno v. Kite, the Federal Circuit held broad antibody and chimeric antigen receptor claims supported by few examples invalid for lack of written description. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

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

We rely on third-party license agreements pursuant to which we have non-exclusive and exclusive rights to technology that is incorporated into our development programs and product candidates. For example, under our cross-license agreement with AskGene, we have exclusively in-licensed patent rights relating to our IL-2 program. In addition, under our license agreement with City of Hope, we have exclusively in-licensed certain patent rights that cover our anti-CTLA-4 antibody. We also have a license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, pursuant to which we received an exclusive worldwide license to specified monoclonal antibodies, or mAbs, and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to our anti-CTLA-4 mAb program. These license agreements impose diligence, milestone payment, royalty payment and other obligations on us.

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

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of making or method of use. We cannot be certain, however, that the claims in our pending patent applications, including those claims covering the composition of matter of our product candidates, will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our patents that have issued or may issue will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates, and instead may need to rely on secondary intellectual property, including patents or patent applications with claims covering formulations, methods of use and/or methods of manufacture. Method of use patents protect a specified method of using a product, such as a method of treating a particular medical indication. This type of patent may only be enforced against a competitor through indirect infringement, i.e., inducement or contributory infringement, which is more difficult to prove than direct infringement. A competitor may be able to circumvent this type of patent by skinny labelling. Furthermore, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent by enforcing patent rights or otherwise.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Moreover, on January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

The U.K.'s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the TC Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The TC Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the TC Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.”  Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions were reduced and suspended through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with the passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effected, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

●	Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.
●	False Claims Laws. The federal false claims laws and civil monetary penalties laws, including the civil False Claims Act and the Civil Monetary Penalty Law, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program.
●	HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
●	False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
●	Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Department of Health and Human Services information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers, and ownership and investment interests by physicians and their immediate family members. As of January 1, 2022, applicable manufacturers are also required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
●	Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EC to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation, as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission, or the EC, initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

As of February 15, 2023, we had 89 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

We may experience additional delays in the future as a result of the impacts of the COVID-19 pandemic or otherwise, which could delay our product development timelines. We and our CMOs and CROs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The global response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The COVID-19 pandemic has in the past caused significant disruptions in the financial markets, and may cause such disruptions in the future, which could impact our ability to raise additional funds through the capital markets and may also impact the volatility of our stock price and trading in our stock. In addition, a recession, depression, inflation or other sustained adverse market event resulting from the COVID-19 pandemic, directly or indirectly, could materially and adversely affect our business and the value of our common stock. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results from, delays in initiating or completing, or termination of clinical trials;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
●	the clinical results of our competitors or potential competitors;
●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our common stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;

●	future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	developments with respect to the COVID-19 pandemic;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

General economic conditions, both inside and outside the U.S., including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to raise additional capital. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future capital. For example, the prime rate has recently exceeded the interest rate floor of 4.75% under our loan and security agreement with PacWest, which has increased the amount of cash needed to service our outstanding indebtedness. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, our business, financial condition, stock price and results of operations could be adversely affected, and we could be forced to delay, reduce or altogether terminate one or more current or future research and development programs. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our principal stockholders and management own a significant percentage of our common stock and exert significant control over matters subject to stockholder approval.

As of February 15, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our common stock and adversely affect our results of operations and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “XLO”. Trading of our common stock commenced on October 22, 2021, following the completion of our initial public offering, or IPO. Prior to that date, there was no public market for our common stock.

Holders

As of February 15, 2023, there were 58 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

As of December 31, 2022, we estimate that we have used approximately $95.0 million of the net proceeds from our IPO. We maintain the unused net proceeds from the offering in cash and cash equivalents. In November 2022, we announced that we plan to continue to explore opportunities for strategic collaborations to advance XTX101 and that we do not plan to initiate an anti-PD-1/PD-L1 combination cohort in the Phase 1 clinical trial or initiate a Phase 2 clinical trial for XTX101 without a partner. Other than the foregoing, there has been no material change in the planned use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary geographically precise solutions, or GPS, platform to build a pipeline of novel, tumor-activated molecules, including cytokines and other biologics, which are designed to optimize their therapeutic index by localizing anti-tumor activity within the tumor microenvironment. Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are XTX202, an interleukin 2, or IL-2, therapy, XTX301, an interleukin 12, or IL-12, therapy and XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb. In addition to our clinical-stage product candidates, we are continuing to leverage our GPS platform and expertise in developing tumor-activated I-O therapies as we seek to expand our pipeline of discovery-stage programs and develop additional tumor-activated immunotherapies, including product candidates with a range of tumor targeting approaches.

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO, of common stock in October 2021. Through December 31, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with Pacific Western Bank, or PacWest.

We are party to a sales agreement with Cowen and Company LLC, or Cowen, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the sales agreement. As of December 31, 2022, we have not issued or sold any of our common stock pursuant to the sales agreement and $75.0 million of shares of common stock remain available to be sold pursuant to the sales agreement, which sales, if any, would be made under our universal shelf registration statement on Form S-3, or the 2022 Shelf.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses, including net losses of $88.2 million and $75.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $249.1 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase significantly in connection with our ongoing activities, particularly as we:

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

As of December 31, 2022, we had cash and cash equivalents of $120.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

Note Regarding the COVID-19 Pandemic

The impact of the COVID-19 pandemic continues to be widespread, rapidly-evolving and unpredictable on global societies, economies, financial markets, supply chains and business practices. The extent of the impact of the COVID-19 pandemic, including variants of the COVID-19 virus, on our business, operations, and clinical development timelines and plans remains uncertain. For a discussion regarding risks and uncertainties related to the impact of the COVID-19 pandemic and its potential impact on our business and financial results, please refer to our “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities and development and testing of our programs and product candidates. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits and equity-based compensation expense for employees engaged in research and development functions;
●	costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for both preclinical studies and current or future clinical trials;

●	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
●	costs incurred with third-party contract research organizations, or CROs, and other third parties in connection with the conduct of our current or future clinical trials;
●	costs of sponsored research agreements and outside consultants, including their fees, equity-based compensation and related expenses;
●	costs incurred to maintain compliance with regulatory requirements;
●	fees for maintaining licenses and other amounts due under our third-party licensing agreements;
●	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and
●	depreciation, amortization and other direct and allocated expenses, including rent, insurance, maintenance of facilities and other operating costs, incurred as a result of our research and development activities.

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

We use our personnel and infrastructure resources for our discovery efforts, including the advancement of our GPS platform, developing programs and product candidates and managing external research efforts. A significant portion of our research and development costs have been, and will continue to be, external costs. We track these external costs, such as fees paid to CDMOs, CROs, preclinical study vendors and other third parties in connection with our manufacturing and manufacturing process development, clinical trials, preclinical studies and other research activities by program. Due to the number of ongoing programs and our ability to use resources across several projects, personnel-related expenses and indirect or shared operating costs incurred for our research and development programs are not recorded or maintained on a program-by-program basis.

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

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
●	general economic conditions, including inflation; and
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, recruiting and equity-based compensation, for personnel in our executive, finance, legal, business development, human resources and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional and consulting fees for accounting, auditing, tax, human resources and administrative consulting services; insurance costs; and facility-related expenses, which include depreciation costs and other allocated expenses for rent, maintenance of facilities, and other general administrative costs. These costs relate to the operation of the business and are in support of but separate from the research and development function and our individual development programs. Costs to secure and defend our intellectual property are expensed as incurred and are classified as general and administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase infrastructure to support the expected growth in our research and development activities. We also expect to continue to incur increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs and investor and public relations costs.

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

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal and state net operating loss, or NOL, carryforwards of $177.5 million and $146.6 million, respectively, which may be available to offset future taxable income. As of December 31, 2022, federal NOLs of $172.7 million have an indefinite carryforward period. The remaining federal NOL carryforwards and our state NOL carryforward will expire beginning in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2022, we also had federal and state research and development carryforwards of approximately $5.2 million and $2.5 million, respectively, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Operating expenses
Research and development	$59,201	$51,188	$8,013
General and administrative	29,948	23,856	6,092
Total operating expenses	89,149	75,044	14,105
Loss from operations	(89,149)	(75,044)	(14,105)
Other income (expense), net
Other income (expense), net	927	(756)	1,683
Total other income (expense), net	927	(756)	1,683
Net loss	$(88,222)	$(75,800)	$(12,422)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
XTX101	$6,374	$5,941	$433
XTX202	6,249	14,143	(7,894)
XTX301	11,475	4,697	6,778
Other early programs and indirect research and development	14,037	10,595	3,442
Personnel-related (including equity-based compensation)	21,066	15,812	5,254
Total research and development expenses	$59,201	$51,188	$8,013

Research and development expenses increased by $8.0 million from $51.2 million for the year ended December 31, 2021 to $59.2 million for the year ended December 31, 2022. The increase in research and development expenses was primarily due to the following:

●	$6.8 million increase in expenses incurred in connection with XTX301, primarily driven by an increase of approximately $4.6 million in manufacturing activities, an increase of approximately $1.2 million related to preclinical development activities and an increase of approximately $1.0 million in clinical development activities related to our Phase 1 clinical trial for XTX301;
●	$5.3 million increase in personnel-related costs, primarily driven by higher research and development headcount and a corresponding increase of approximately $4.2 million in salaries, bonuses and benefits, and an increase of approximately $1.1 million in equity-based compensation;
●	$3.4 million increase in other early programs and indirect research and development expenses, primarily driven by an increase in manufacturing activities and external expenses related to preclinical research and development activities; and

●	$2.8 million increase in clinical development activities related to our Phase 1 clinical trial for XTX202, which were offset by decreases in manufacturing expenses and preclinical expenses for XTX202 of approximately $6.6 million and $3.8 million, respectively, as the program advanced further into clinical development in 2022.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Personnel-related (including equity-based compensation)	$16,701	$12,708	$3,993
Professional and consulting fees	7,556	8,248	(692)
Facility-related and other general and administrative expenses	5,691	2,900	2,791
Total general and administrative expenses	$29,948	$23,856	$6,092

General and administrative expenses increased by $6.1 million from $23.9 million for the year ended December 31, 2021 to $29.9 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to the following:

●	$4.0 million increase in personnel-related costs, primarily driven by higher general and administrative headcount and a corresponding increase of approximately $2.3 million in salaries, bonuses and benefits, and an approximately $2.3 million increase in equity-based compensation, which includes approximately $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options, partially offset by a decrease of approximately $0.6 million in recruiting costs;

●	$2.8 million increase in facility-related and other general and administrative expenses, primarily driven by increases in costs incurred as a result of becoming a publicly traded company, including directors’ and officers’ liability insurance and other corporate related costs associated with increased overall corporate headcount; and
●	These increases were partially offset by a $0.7 million decrease in professional and consulting fees.

Other Income (Expense), Net

Other income (expense), net changed by $1.7 million from other expense of $0.8 million for the year ended December 31, 2021 to other income of $0.9 million for the year ended December 31, 2022. The change in other income (expense), net was primarily due to an increase in interest income earned from higher interest rates on higher average cash balances as a result of the net proceeds received from our IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. Through December 31, 2022, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of December 31, 2022, we had cash and cash equivalents of $120.4 million.

In November 2022, we entered into a sales agreement with Cowen, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the sales agreement. As of December 31, 2022, we have not issued or sold any of our common stock pursuant to the sales agreement and $75.0 million of shares of common stock remain available to be sold pursuant to the sales agreement, which sales, if any, would be made under our 2022 Shelf.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(75,723)	$(80,751)
Investing activities	(1,867)	(1,100)
Financing activities	(69)	260,668
Net (decrease) increase in cash, cash equivalents and restricted cash	$(77,659)	$178,817

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in research and development of our product candidates, including preclinical studies, clinical trials, manufacturing and manufacturing process development. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally due to equity-based compensation, depreciation and amortization, as well as changes in components of operating assets and liabilities, which are generally due to increased expenses and timing of vendor payments.

During the year ended December 31, 2022, net cash used in operating activities of $75.7 million was primarily due to our net loss of $88.2 million, partially offset by net non-cash expenses of $10.5 million and changes in operating assets and liabilities of $2.0 million.

During the year ended December 31, 2021, net cash used in operating activities of $80.8 million was primarily due to our net loss of $75.8 million and changes in operating assets and liabilities of $11.8 million, partially offset by net non-cash expenses of $6.9 million.

Investing Activities

During the years ended December 31, 2022 and 2021, net cash used in investing activities of $1.9 million and $1.1 million, respectively, was primarily due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, net cash used in financing activities of $0.1 million consisted primarily of payments on our finance lease for certain lab equipment, partially offset by proceeds received from the exercise of stock options.

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

As of December 31, 2022, we had cash and cash equivalents of $120.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with advancing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage cytokine product candidates, XTX202 and XTX301, and ongoing preclinical development for our current and future product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to seek, establish and maintain a collaboration to further develop XTX101, our Fc-enhanced, tumor-activated anti-CTLA-4, with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration; and

●	the costs of continuing to expand our operations and operating as a public company.

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

Contractual Obligations

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date include our loan and security agreement with PacWest, an operating lease for our corporate headquarters and certain license agreements.

Loan and Security Agreement

In November 2019, we entered into a loan and security agreement with PacWest, as amended, which we refer to as the loan agreement, under which we borrowed $10.0 million under a term loan, which amount remains outstanding. Borrowings under the loan agreement are collateralized by substantially all of our assets, excluding intellectual property. Interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of December 31, 2022, the interest rate on the term loan is 7.75%. We were required to make interest-only payments on any outstanding balances through December 31, 2022. We commenced making equal monthly payments of principal plus interest in January 2023, and we will be required to make such payments until the term loan matures on June 30, 2024. Under the loan agreement, we paid a one-time success fee of $0.8 million to PacWest in the fourth quarter of 2021 upon the closing of our IPO.

The loan agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

Lease Agreement

We lease building space for our corporate headquarters at 828 Winter Street in Waltham, Massachusetts under a non-cancellable operating lease that expires in March 2030. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. As of December 31, 2022, the remaining required payments for our operating lease, not including the optional extension period, are approximately $13.4 million. For further information regarding our operating lease agreement, please see Note 8, Leases, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other Contractual Obligations

We are party to certain agreements that require us to pay third parties upon achievement of certain development, regulatory or commercial milestones or upon the consummation of specified transactions. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved or upon the consummation of specified transactions that may not occur. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding certain of our license agreements and amounts that could become payable in the future under those agreements, please see Note 7, Intellectual Property Licenses, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Determination of the Fair Value of Equity-Based Awards

We estimate the fair value of our stock options granted with service-based conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of our common stock. We completed our IPO in October 2021, and as a result there has not been a significant amount of time for which there has been a public market for the trading of our common stock, including a lack of company-specific historical and implied volatility data, therefore we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics and with historical share price information that approximates the expected term of the equity-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term and the plain nature of our equity-based awards. The expected dividend yield is assumed to be zero as we have no current plans to pay any dividends on common stock. We have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

Determination of Fair Value of Common Stock

Subsequent to the completion of our IPO in October 2021, the fair value of our common stock has been determined based on the share price of our common stock on the Nasdaq Global Select Market. If applicable, the current share price is adjusted to reflect material nonpublic information known to the company but unavailable to market participants at the time of the grant.

Prior to the completion of our IPO in October 2021, there was no public market for our common stock. The estimated fair value of our common stock was approved by our board of directors, with input from management, as of the date of each award grant, considering the most recently available independent third-party valuations of our common stock and our board of directors assessment, with input from management, of additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These independent third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We estimated the value of our equity using market approaches. The market approach includes using the market adjusted equity value method, guideline initial public offering, or IPO, transactions method and the recent transaction method which “back solves” to a preferred price. The hybrid approach is a scenario-based analysis and where one or more of the scenarios allocate the equity value utilizing the option-pricing method, or OPM. We allocated equity value to our shares of common stock and shares of our convertible preferred stock, as the case may be, using either an OPM or a hybrid method, which is a hybrid between the OPM and the probability-weighted expected return method. The OPM treats common securities and preferred securities as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to members exceed the value of the preferred security liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. When using the market approach to determine the equity value, we allocated the equity value to our shares of common stock, warrants and shares of our convertible preferred stock, as the case may be, using the OPM. When using the hybrid approach, we estimated the probability-weighted value across multiple scenarios but used the OPM to estimate the allocation of value within at least one of the scenarios. In addition to a scenario using the OPM, the hybrid method also considers an IPO scenario in which the shares of convertible preferred stock are assumed to convert to common stock. The future value of the common stock in the IPO scenario was discounted back to the valuation date at an appropriate risk adjusted discount rate. In the hybrid method, the present value indicated for each scenario was probability weighted to arrive at an indication of value for our common stock.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our equity instruments as of each grant date, which may have been later than the most recently available third-party valuation date, including:

●	the lack of liquidity of our equity as a private company;
●	the prices of our convertible preferred stock sold to outside investors in arm’s length transactions and the rights, preferences and privileges of our convertible preferred stock as compared to those of our common stock, including the liquidation preferences of our convertible preferred stock;
●	the progress of our research and development efforts, including the status of preclinical studies for our product candidates;
●	our stage of development and business strategy and the material risks related to our business and industry;
●	the achievement of enterprise milestones, including entering into strategic collaborative and license agreements;

●	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
●	any external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given prevailing market conditions; and
●	the analysis of initial public offerings and the market performance of similar companies in the biotechnology industry.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer (our principal executive and financial officer) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon such evaluation, our Chief Executive Officer has concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive and financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 1, 2023, Michael Ross, Ph.D., notified us of his resignation as a Class III member of our board of directors, effective immediately. Dr. Ross’ resignation did not result from any disagreement with us on any matter relating to our operations, policies or practices. Upon the recommendation of the nominating and corporate governance committee, our board of directors unanimously appointed Christy Rossi, a current member of the board of directors, to serve on the audit committee.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies for Related Person Transactions” and “Director Independence” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date

1.1	Sales Agreement, dated September 9, 2022, by and between the Registrant and Cowen and Company, LLC	S-3	333-268264	1.2	November 9, 2022
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-40925	3.1	October 26, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40925	3.2	October 26, 2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-259973	4.1	October 1, 2021
4.2	Amended and Restated Registration Rights Agreement, dated as of February 23, 2021, by and among the Registrant and the other parties thereto	S-1	333-259973	10.1	October 18, 2021
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-40925	4.3	March 1, 2022
10.1	2020 Stock Incentive Plan, as amended	S-1	333-259973	10.2	October 1, 2021
10.2	Form of Stock Option Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.3	October 1, 2021
10.3	Form of Restricted Stock Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.4	October 1, 2021
10.4	2021 Stock Incentive Plan	S-1	333-259973	10.5	October 18, 2021
10.5	Form of Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.6	October 18, 2021
10.6	Form of Non-Employee Director Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.7	October 18, 2021
10.7	2021 Employee Stock Purchase Plan	S-1	333-259973	10.8	October 18, 2021
10.8	2022 Inducement Stock Incentive Plan				*
10.9	Form of Stock Option Agreement under the 2022 Inducement Stock Incentive Plan				*
10.10	Form of Restricted Stock Unit Agreement under the 2022 Inducement Stock Incentive Plan				*
10.11	Loan and Security Agreement, dated as of November 21, 2019, as amended, by and between the Registrant and Pacific Western Bank	10-Q	001-40925	10.1	May 12, 2022
10.12#	Letter Agreement, dated September 30, 2021, by and between the Registrant and René Russo	S-1	333-259973	10.15	October 1, 2021
10.13#	Amended and Restated Employment Agreement, dated June 15, 2022, by and between the Registrant and Martin Huber, M.D.	8-K	001-40925	10.1	June 16, 2023

10.14	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-259973	10.20	October 1, 2021
10.15	Director Compensation Policy	S-1	333-259973	10.9	October 1, 2021
10.16†	Cross-License Agreement, dated as of December 16, 2020, by and between the Registrant and AskGene Pharma, Inc.	S-1	333-259973	10.11	October 1, 2021
10.17†	Amended and Restated Exclusive License Agreement, dated as of August 16, 2016, by and between the Registrant and City of Hope	S-1	333-259973	10.12	October 1, 2021
10.18†	License Agreement, dated as of September 26, 2016, as amended, by and between the Registrant and WuXi Biologics (Hong Kong) Limited	S-1	333-259973	10.13	October 1, 2021
10.19	Lease, dated as of August 26, 2019, as amended, by and between the Registrant and PPF off 828-830 Winter Street, LLC	S-1	333-259973	10.14	October 1, 2021
10.20#	Letter Agreement, dated September 30, 2021, by and between the Registrant and Salvatore Giovine	10-K	001-40925	10.20	March 1, 2022
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

XILIO THERAPEUTICS, INC.

Date: March 2, 2023	By:	/s/ René Russo
René Russo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Russo	Chief Executive Officer and Director	March 2, 2023
René Russo	(Principal Executive and Financial Officer)

/s/ Brian King	Controller	March 2, 2023
Brian King	(Controller)

/s/ Paul J. Clancy	Chairman of the Board	March 2, 2023
Paul J. Clancy

/s/ Sara M. Bonstein	Director	March 2, 2023
Sara M. Bonstein

/s/ Daniel Curran	Director	March 2, 2023
Daniel Curran

/s/ Tomas J. Heyman	Director	March 2, 2023
Tomas J. Heyman

/s/ Robert Ross	Director	March 2, 2023
Robert Ross

/s/ Christina Rossi	Director	March 2, 2023
Christina Rossi

/s/ Yuan Xu	Director	March 2, 2023
Yuan Xu

Xilio Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xilio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xilio Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 2, 2023

XILIO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$120,385	$198,053
Prepaid expenses and other current assets	4,111	4,464
Total current assets	124,496	202,517
Restricted cash	1,562	1,553
Property and equipment, net	7,255	7,620
Operating lease right-of-use asset	5,585	5,977
Other non-current assets	267	393
Total assets	$139,165	$218,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,125	$3,144
Accrued expenses	10,327	8,751
Operating lease liability, current portion	918	801
Notes payable, current portion	6,667	—
Other current liabilities	82	82
Total current liabilities	21,119	12,778
Notes payable, net of current portion	3,165	9,628
Operating lease liability, net of current portion	9,189	10,107
Other liabilities, long-term	45	118
Total liabilities	33,518	32,631
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021, no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 27,471,607 shares issued and 27,425,447 shares outstanding at December 31, 2022; 27,468,950 shares issued and 27,358,375 shares outstanding at December 31, 2021	3	3
Additional paid-in capital	354,752	346,312
Accumulated deficit	(249,108)	(160,886)
Total stockholders’ equity	105,647	185,429
Total liabilities and stockholders’ equity	$139,165	$218,060

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses
Research and development	$59,201	$51,188
General and administrative	29,948	23,856
Total operating expenses	89,149	75,044
Loss from operations	(89,149)	(75,044)
Other income (expense), net
Other income (expense), net	927	(756)
Total other income (expense), net	927	(756)
Net loss and comprehensive loss	$(88,222)	$(75,800)
Net loss per share, basic and diluted	$(3.22)	$(13.52)
Weighted average common shares outstanding, basic and diluted	27,392,087	5,606,308

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A		Series A‑1		Series B		Series C						Total
	Convertible		Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	7,500,000	$7,309	19,565,216	$20,740	39,723,312	$49,953	—	$—	689,929	$—	$1,799	$(85,086)	$(83,287)
Issuance of Series B convertible preferred stock, net of issuance costs of $50	—	—	—	—	39,723,312	50,200	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $314	—	—	—	—	—	—	68,271,641	94,686	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(7,500,000)	(7,309)	(19,565,216)	(20,740)	(79,446,624)	(100,153)	(68,271,641)	(94,686)	18,398,248	2	222,886	—	222,888
Issuance of common stock upon initial public offering, net of issuance costs of $13,547	—	—	—	—	—	—	—	—	8,119,106	1	116,358	—	116,359
Conversion of warrant liability to equity upon initial public offering	—	—	—	—	—	—	—	—	—	—	28	—	28
Vesting of restricted common stock	—	—	—	—	—	—	—	—	103,192	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	47,900	—	283	—	283
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,958	—	4,958
Net loss	—	—	—	—	—	—	—	—	—	—	—	(75,800)	(75,800)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	—	—	—	—	—	—	—	—	64,415	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	2,657	—	16	—	16
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,424	—	8,424
Net loss	—	—	—	—	—	—	—	—	—	—	—	(88,222)	(88,222)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	27,425,447	$3	$354,752	$(249,108)	$105,647

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(88,222)	$(75,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,847	1,499
Non-cash interest expense	223	173
Equity-based compensation expense	8,424	4,958
Loss on disposal of property and equipment	1	19
Change in fair value of warrant and derivative liabilities	—	203
Changes in operating assets and liabilities:
Prepaid and other assets	344	(3,136)
Operating lease right-of-use asset	391	332
Accounts payable	485	(2,818)
Accrued expenses and other liabilities	1,585	(5,617)
Operating lease liability	(801)	(564)
Net cash used in operating activities	(75,723)	(80,751)
Cash flows from investing activities:
Purchases of property and equipment	(1,867)	(1,100)
Net cash used in investing activities	(1,867)	(1,100)
Cash flows from financing activities:
Repayments of debt principal	—	(1,000)
Proceeds from debt issuance, net of issuance costs	—	975
Payments of finance lease	(85)	(85)
Payment of success fee	—	(750)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	144,886
Proceeds from initial public offering, net of issuance costs	—	116,359
Proceeds from exercise of stock options	16	283
Net cash (used in) provided by financing activities	(69)	260,668
(Decrease) increase in cash, cash equivalents and restricted cash	(77,659)	178,817
Cash, cash equivalents and restricted cash, beginning of period	199,606	20,789
Cash, cash equivalents and restricted cash, end of period	$121,947	$199,606
Supplemental cash flow disclosure:
Cash paid for interest	$555	$492
Supplemental disclosure of non-cash activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$222,888
Capital expenditures included in accounts payable or accrued expenses	$19	$539
Recognition of derivative liability in connection with long-term debt facility	$—	$250
Conversion of warrant liability to equity upon initial public offering	$—	$28

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Initial Public Offering and Liquidity and Capital Resources

Description of Business

Xilio Therapeutics, Inc. (“Xilio” or the “Company”) is a clinical-stage biotechnology company focused on harnessing the immune system to achieve deep and durable clinical responses to improve the lives of patients with cancer. The Company was incorporated in Delaware in June 2020, and its headquarters are located in Waltham, Massachusetts.

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

As of December 31, 2022, the Company had cash and cash equivalents of $120.4 million. The Company believes that its existing cash and cash equivalents will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2024, which is at least twelve months from the date of issuance of these consolidated financial statements. The Company expects to continue to generate negative cash flows from operations and net losses for the foreseeable future and will need additional capital in the future to support its continuing operations and growth strategy as it continues to invest significantly in research and development of its product candidates, including preclinical and clinical testing and manufacturing process development. To date, the Company has primarily funded its operations with proceeds from the sale of preferred units and convertible preferred stock, a debt financing and the IPO. Management’s conclusion with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional capital sooner or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc. (“Xilio Development”), a Delaware corporation, and Xilio Securities Corporation, a Massachusetts corporation, created to buy, sell and hold securities. Effective as of September 30, 2022, the Company’s wholly owned subsidiaries, Xilio Therapeutics, LLC and Xilio Concerto, LLC, were merged with and into Xilio Development, Inc., with Xilio Development, Inc. continuing as the surviving corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to accrued expenses, contingent amounts payable to third parties upon the consummation of specified transactions, including an initial public offering, the valuation of equity-based compensation, including stock options and restricted common stock, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

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

Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. Restricted cash primarily represents a letter of credit issued to the landlord of the Company’s facility lease and is reflected in non-

current assets on the accompanying consolidated balance sheets. Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$120,385	$198,053
Restricted cash	1,562	1,553
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$121,947	$199,606

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds all cash and cash equivalents at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022 and 2021, certain of the Company’s primary operating accounts significantly exceeded the FDIC limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

The carrying values of the Company’s cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying value of the Company’s outstanding debt as of December 31, 2022 and 2021 approximates fair value based on the variable interest rate for the borrowings as well as the short duration of the term of the note. Items measured at fair value on a recurring basis include cash equivalents, the preferred warrant and contingent liabilities associated with the consummation of specified transactions, including an initial public offering.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment, and any leased assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets, is recorded. The estimated fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company did not recognize impairment charges during the years ended December 31, 2022 and 2021, respectively.

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in right-of-use lease assets (“ROU assets”) and in both the current portion of lease liabilities and long-term lease liabilities on the Company’s consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense in the consolidated statements of operations and comprehensive loss. Assets subject to finance leases are included in other non-current assets and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease expense for finance leases is recognized as depreciation expense and interest expense in the consolidated statements of operations and comprehensive loss using the effective interest method. The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the fixed rate at which the Company could borrow, on a collateralized basis, the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the ROU assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company has lease agreements with lease and non-lease components, which are accounted for as a combined element.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in process equity financings as deferred offering costs until the related financings are consummated. After consummation of the equity financing, such costs are reclassified as a reduction to additional paid-in capital generated as a result of the related financing. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately and accounted for as operating expenses in the consolidated statements of operations and comprehensive loss. Deferred offering costs are presented as a component of other current assets on the condensed consolidated balance sheets.

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

Equity-Based Compensation

The Company issues equity-based awards to employees, directors and non-employees, generally in the form of stock options. The Company measures employee equity-based compensation based on the grant date fair value of the equity-based awards and recognizes equity-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award, in accordance with ASC 718, Compensation—

Stock Compensation (“Topic 718”). Topic 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values.

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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which uses as inputs the estimated fair value of common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its equity-based awards. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock.

For awards with service-based vesting conditions, the Company recognizes equity-based compensation expense on a ratable basis over the vesting period. For awards subject to performance conditions, the Company recognizes equity-based compensation expense using an accelerated recognition method over the remaining service period when the Company determines the achievement of the performance condition is probable. The Company uses judgement to determine whether and, if so, how many awards are deemed probable of vesting at each reporting period. The Company recognizes forfeitures as they occur. The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss consistent with the classification of the award recipient’s salary and related costs or the award recipient’s service payments, as applicable.

Convertible Preferred Stock

Prior to the automatic conversion of all outstanding shares of the Company’s convertible preferred stock upon the closing of the IPO, the Company recorded all shares of convertible preferred stock at their respective fair values on the dates of issuance less issuance costs. The Company classified its convertible preferred stock outside of stockholders’ equity (deficit) when the redemption of such shares was outside the Company’s control. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such stock until such time as a deemed liquidation event was probable of occurring.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. The Company did not have any items of comprehensive income or loss other than net loss for the years ended December 31, 2022 and 2021.

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

Income Taxes

Income taxes for Xilio Therapeutics, Inc. are recorded in accordance with ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, deferred income tax assets and liabilities are recognized based on future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized as income or expense in the period that includes the enactment date and subject to a valuation allowance which is established for any income tax benefits of which future realization is not more likely than not.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. At December 31, 2022 and 2021, the Company had not identified any significant uncertain tax positions.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the previously used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 as of January 1, 2022, and the adoption did not have a material effect on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. The Company adopted ASU 2020-06 as of January 1, 2022, and the adoption did not have a material effect on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities was determined as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$939	$939	$—	$—
Total financial assets	$939	$939	$—	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents—money market funds	$8,534	$8,534	$—	$—
Total financial assets	$8,534	$8,534	$—	$—

During the years ended December 31, 2022 and 2021, the Company did not hold any investments and there were no transfers between Level 1, Level 2 and Level 3.

In May 2016, the Company issued to a consultant a warrant to purchase 25,000 Series A preferred units at a price of $1.00 per unit, and in June 2020, the preferred unit warrant was converted into a warrant to purchase 25,000 shares of Series A convertible preferred stock at a price of $1.00 per share. The fair value of the warrant liability utilized the Black-Scholes option-pricing model which incorporated significant inputs not observable in the market, and thus represented a Level 3 measurement within the fair value hierarchy. Based on the terms and conditions of the warrant, upon the completion of the Company’s IPO the warrant to purchase 25,000 shares of Series A convertible preferred stock automatically became a warrant to purchase 2,631 shares of common stock. Upon conversion into a warrant to purchase common stock, the Company concluded that the warrant met the definition of an equity instrument and the fair value of the warrant at the time of conversion, determined using the Black-Scholes option pricing model, was reclassified from other liabilities, long-term to additional paid-in capital.

The fair values of the debt derivative liability and the other derivative liability that were contingently payable upon the consummation of specified transactions, including an initial public offering, were based on significant inputs not observable in the market, including estimates regarding the probability of certain potential future events and outcomes and estimates regarding timing of those events and outcomes, with an applied discount rate representative of time value that represents a Level 3 measurement within the fair value hierarchy. The debt derivative liability and other derivative liability were paid during the year ended December 31, 2021 subsequent to the completion of the Company’s IPO. Accordingly, there was no amount recorded for the debt derivative liability and other derivative liability in the Company’s consolidated balance sheets as of December 31, 2022 and 2021.

The following table summarizes the changes in the fair market value of the Company’s warrant liability, debt derivative liability and other derivative liability, which are classified within the Level 3 fair value hierarchy (in thousands):

				Total
		Debt	Other	level 3
	Warrant	derivative	derivative	financial
	liability	liability	liability	liabilities
Balance at December 31, 2020	$22	$396	$407	$825
Change in fair value of liability	6	354	93	453
Settlement of liability	—	(750)	(500)	(1,250)
Conversion of warrant liability to equity upon initial public offering	(28)	—	—	(28)
Balance at December 31, 2021	$—	$—	$—	$—

4. Property and Equipment, Net

Property and equipment, net consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Laboratory equipment	$5,587	$3,805
Computers and software	228	228
Furniture and fixtures	636	636
Leasehold improvements	5,124	5,124
Construction in process	98	539
Total property and equipment	$11,673	$10,332
Less: accumulated depreciation	(4,418)	(2,712)
Property and equipment, net	$7,255	$7,620

The Company incurred depreciation and amortization expense related to property and equipment of $1.7 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
External research and development	$3,178	$2,794
Personnel-related	5,413	5,145
Professional and consulting fees	1,536	491
Other	200	321
Total accrued expenses	$10,327	$8,751

6. Loan and Security Agreement

In November 2019, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with Pacific Western Bank (“PacWest”), pursuant to which the Company borrowed $10.0 million under a term loan. Interest on amounts outstanding under the Loan Agreement accrue at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of December 31, 2022, the interest rate on the term loan is 7.75%. The Company was required to make interest-only payments on any outstanding balances through December 31, 2022. The Company commenced making equal monthly payments of principal plus interest in January 2023, and it will be required to make such payments until the term loan matures on June 30, 2024. In addition, under the Loan Agreement, the Company paid a one-time success fee of $0.8 million to PacWest in the fourth quarter of 2021 upon the closing of the IPO.

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

The Company has determined that the risk of subjective acceleration under the material adverse effect clause is not probable and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of December 31, 2022, the Company was in compliance with all covenants under the Loan Agreement.

The Company has the following minimum aggregate future loan payments under the Loan Agreement at December 31, 2022 (in thousands):

Minimum Loan
Payments
2023	$6,667
2024	3,333
Total future principal payments	10,000
Less: unamortized discount	(168)
Total notes payable	$9,832

The Company recognized $0.8 million and $0.6 million of interest expense related to the Loan Agreement for the years ended December 31, 2022 and 2021, respectively, which is reflected in other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

Under the agreement, Xilio Development paid AskGene an upfront payment of $6.0 million, and for any licensed IL-2 product, Xilio Development is obligated to pay AskGene up to $13.0 million in the aggregate upon the achievement of specified regulatory milestones. In addition, subject to specified conditions, for any IL-2 licensed product, Xilio Development is obligated to pay AskGene percentage royalties in the mid-single digits on aggregate annual net sales of IL-2 licensed products in the Xilio Development territory during the applicable royalty term.

During the term of the agreement, AskGene has agreed not to exploit any non-antigen binding IL-2 product comprised of specified masking technology in the field of oncology in the Xilio Development territory.

In addition, Xilio Development granted a non-exclusive, royalty-free, non-transferable, worldwide license to AskGene for specified Xilio patent rights related to non-antigen binding IL-2 products in the field of immunology and for specified Xilio patent rights related to antigen binding IL-2 products in all fields. Subject to the terms of the agreement and during the time period specified, Xilio Development also granted AskGene an option to obtain a license in the AskGene territory to develop and commercialize IL-2 licensed products. If AskGene exercises its option to develop and commercialize IL-2 licensed products in the AskGene territory, then the parties will negotiate and enter into a license agreement for AskGene’s exclusive development and commercialization of such products in the AskGene territory, and AskGene would be obligated to pay Xilio Development percentage royalties in the mid-single digits on aggregate annual net sales of such licensed products in the AskGene territory.

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

Amended and Restated Exclusive License Agreement with City of Hope

In August 2016, Xilio Development entered into an amended and restated exclusive license agreement with City of Hope pursuant to which City of Hope granted Xilio Development an exclusive worldwide license to specified patent rights related to the Company’s anti-CTLA-4 monoclonal antibody program.

Under the agreement, the Company issued 24,019 shares of common stock to City of Hope. For the first three licensed products or licensed services to achieve specified development and regulatory milestones, Xilio Development is obligated to pay City of Hope up to $10.3 million in the aggregate per licensed product or licensed service. In addition, subject to specified conditions, Xilio Development is obligated to pay City of Hope tiered royalties in the low single digits on aggregate annual net sales of licensed products or licensed services on a country-by-country basis until the expiration of the last-to-expire patent or patent application licensed from City of Hope covering the applicable licensed product or licensed service in such country. Xilio Development is also obligated to pay City of Hope a portion of any consideration Xilio Development receives for the grant of sublicenses under the agreement ranging from a low double digit to mid-twenties percentage of such consideration, subject to specified conditions under that agreement at the time that Xilio Development grants any such sublicense.

The Company incurred no costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2022. The Company incurred $0.3 million in costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2021. In each of the years ended December 31, 2022 and 2021, the Company incurred $10,000 under this agreement, which was recognized as research and development expense in the consolidated statements of operations and comprehensive loss. Any additional payments that are contingent upon achievement of development and regulatory milestones or upon sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

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

The Company incurred no costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2022. The Company incurred $0.8 million in costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2021. Any additional payments that are contingent upon the achievement of development and regulatory milestones or sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

8. Leases

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has a right to a five-year option to extend at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of December 31, 2022 and 2021, the Company has a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market fund, which is recorded as restricted cash on the consolidated balance sheets.

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Operating lease cost	$1,225	$1,225
Variable lease cost	959	772
Total lease costs	$2,184	$1,997
Finance lease cost:
Amortization of right-of-use asset	$85	$85
Interest on lease liability	12	16

Supplemental balance sheet information related to the leases was as follows (in thousands, except for remaining lease term and discount rates):

	Year Ended
	December 31,
	2022	2021
Operating Lease:
Operating lease right-of-use asset	$5,585	$5,977
Operating lease liability, current portion	$918	$801
Operating lease liability, net of current portion	$9,189	$10,107
Finance Lease:
Other non-current assets	$219	$303
Other current liabilities	82	82
Other liabilities, long-term	45	118
Weighted-average remaining lease term (in years):
Operating lease	7.17	8.17
Finance lease	1.70	2.70
Weighted-average discount rate:
Operating lease	8.0%	8.0%
Finance lease	6.9%	6.9%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,634	$1,392
Financing cash flows from finance leases	85	85

Future minimum lease payments under non-cancellable leases as of December 31, 2022 are as follows (in thousands):

	Operating Lease	Finance Lease
2023	$1,683	$85
2024	1,733	49
2025	1,785	—
2026	1,839	—
2027	1,894	—
Thereafter	4,467	—
Total future minimum lease payments	$13,401	$134
Present value adjustment	(3,294)	(7)
Present value of lease liabilities	$10,107	$127

9. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors that may require the Company to indemnify its directors against liabilities that may arise by reason of their status or service as directors to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ liability insurance.

To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

10. Preferred Stock and Common Stock

Undesignated Preferred Stock

On October 26, 2021, in connection with the closing of the Company’s IPO, the Company amended and restated its Certificate of Incorporation authorizing the Company to issue 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share.

Convertible Preferred Stock

Upon the closing of the IPO in October 2021, all shares of the Company’s then outstanding convertible preferred stock automatically converted into an aggregate of 18,398,248 shares of common stock. There was no convertible preferred stock outstanding as of December 31, 2022 and 2021.

Common Stock

As of December 31, 2022 and 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share.

On November 9, 2022, the Company filed a registration statement on Form S-3 (the “2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, units and warrants. The 2022 Shelf Registration Statement became effective on November 18, 2022.

On November 9, 2022, the Company also entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may, from time to time, sell shares of its common stock through Cowen (the “2022 ATM Program”). The 2022 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the 2022 ATM Program. Through December 31, 2022, the Company has not sold any common stock through the 2022 ATM Program.

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

Shares Reserved for Future Issuance

As of December 31, 2022 and 2021, the Company had reserved shares of common stock for future issuance under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the 2021 Stock Incentive Plan (the “2021 Plan”), the 2021

Employee Stock Purchase Plan (the “2021 ESPP”) and the 2022 Inducement Stock Incentive Plan (the “2022 Inducement Plan”) as follows:

	December 31,	December 31,
	2022	2021
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2021 and 2020 Stock Incentive Plans	4,960,553	4,088,456
Shares of common stock reserved for future awards under the 2021 Stock Incentive Plan	2,848,568	2,349,875
Shares of common stock reserved for purchase under the 2021 Employee Stock Purchase Plan	566,720	292,031
Shares of common stock reserved for future awards under the 2022 Inducement Plan	275,000	—
Total shares reserved for future issuance	8,653,472	6,732,993

11. Equity-Based Compensation

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

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors adopted the 2021 Plan, which was approved by the Company’s stockholders and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1, as amended (File No. 333-259973), which was declared effective by the SEC on October 21, 2021 (the “Registration Statement”). The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan was the sum of (1) 2,654,828; plus (2) the number of shares (up to 3,967,038 shares) as is equal to the sum of (x) the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan that remained available for grant under the 2020 Plan immediately prior to the effectiveness of the Registration Statement and (y) the number of shares of the Company’s common stock subject to outstanding awards whether granted under the 2020 Plan or outside of the 2020 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right and that, prior to the effectiveness of the 2021 Plan, would have become available for issuance under the 2020 Plan; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) the number of shares of common stock determined by the Company’s board of directors (the “Evergreen Provision”). Effective January 1, 2023, the number of shares reserved for issuance under the 2021 Plan increased by 1,373,580 shares in accordance with the Evergreen Provision.

As of December 31, 2022, there were 2,848,568 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted, and in October 2021, the Company’s stockholders approved the 2021 ESPP, which became effective on October 21, 2021, immediately prior to the effectiveness of the Registration Statement. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 292,031 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors. Effective January 1, 2023, the number of shares reserved for issuance under the 2021 ESPP increased by 274,716 shares. The first offering period under the 2021 ESPP commenced on December 1, 2022 and ends May 31, 2023. As of December 31, 2022, no shares have been issued under the 2021 ESPP.

As of December 31, 2022, there were 566,720 shares available for future issuance under the 2021 ESPP.

2022 Inducement Plan

On November 18, 2022, the Company’s board of directors adopted the 2022 Inducement Plan pursuant to Nasdaq Rule 5635(c)(4). In accordance with Rule 5635(c)(4), cash and equity-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. An aggregate of 275,000 shares of the Company’s common stock has been reserved for issuance under the 2022 Inducement Plan.

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the 2022 Inducement Plan. As of December 31, 2022, no shares have been granted under the 2022 Inducement Plan.

Total Equity-Based Compensation Expense

During the years ended December 31, 2022 and 2021, the Company recorded compensation expense related to stock options and restricted common stock for employees and non-employees, which was allocated as follows in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expense	$2,427	$1,290
General and administrative expense	5,997	3,668
Total equity-based compensation expense	$8,424	$4,958

Stock Options

A summary of stock option activity under the Company’s Stock Incentive Plans is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2021	4,088,456	$8.59	9.13	$30,291
Granted	1,745,366	$7.93
Exercised	(2,657)	$5.89
Cancelled/forfeited	(870,612)	$10.39
Outstanding as of December 31, 2022	4,960,553	$8.04	8.59	$89
Exercisable as of December 31, 2022	1,727,063	$7.85	8.20	$4
Vested and expected to vest as of December 31, 2022	4,960,553	$8.04	8.59	$89

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the years ended December 31, 2022 and 2021 was $5.58 per share and $6.28 per share, respectively. The Company satisfies stock option exercises with newly issued shares of common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was less than $0.1 million and $0.5 million, respectively.

The following assumptions were used in determining the fair value of options granted to employees during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.47 – 4.22%	0.63 – 1.39%
Expected dividend yield	0%	0%
Expected term (in years)	5.27 – 6.08	5.52 – 10.00
Expected volatility	80.75 – 87.64%	80.55 – 85.26%

As of December 31, 2022, the Company had unrecognized equity-based compensation expense of $16.8 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted average period of 2.58 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2021	110,575	$5.51
Vested	(64,415)	$5.51
Canceled/Forfeited	—	$—
Unvested as of December 31, 2022	46,160	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The Company recorded equity-based compensation expense for restricted stock granted to employees, directors and non-employees of $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the aggregate fair value of the restricted stock awards that vested was $0.3 million and $1.0 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.94 years.

12. Net Loss Per Share

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive.

	Year Ended
	December 31,
	2022	2021
Unvested restricted common stock	46,160	110,575
Outstanding stock options	4,960,553	4,088,456
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	77,222	—
Total common stock equivalents	5,086,566	4,201,662

13. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2022 and 2021. The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2022	2021
Tax effected at statutory rate	21.0%	21.0%
State taxes	5.2	6.7
Equity-based compensation	(0.6)	(0.5)
Non-deductible expenses	(0.9)	(0.3)
Federal research and development credits	2.8	1.7
Change in valuation allowance	(27.5)	(28.6)
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$37,277	$31,387
State net operating loss carryforwards	9,267	8,910
Research and development credit carryforwards	7,104	3,873
Capitalized research and development expenditures	14,469	—
Lease liability	2,761	2,980
Accruals and reserves	241	340
Intangible assets	1,917	2,061
Equity-based compensation	1,374	733
Total deferred tax assets:	74,410	50,284
Valuation allowance	(71,003)	(46,745)
Subtotal	3,407	3,539
Deferred tax liabilities:
Property and equipment	(1,881)	(1,883)
Right of use asset	(1,526)	(1,633)
Debt discount	—	(23)
Total deferred tax liabilities	(3,407)	(3,539)
Net deferred tax assets	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2022, the valuation allowance increased by $24.3 million primarily due to the increase in the Company’s book loss reported in the period, capitalized research and development expenditures and the generation of additional research and development credits.

As of December 31, 2022, the Company had $177.5 million and $146.6 million of federal and state operating loss carryforwards, respectively. Of the federal net operating loss carryovers, $172.7 million are not subject to expiration and the remaining federal and state net operating loss carryovers begin to expire in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2022, the Company had $5.2 million and $2.5 million of federal and state credit carryovers which begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2022, and 2021, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2022, and 2021, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2022 and 2021, no estimated interest or penalties were recognized on uncertain tax positions. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

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

The 2017 Tax Cuts and Jobs Act (“TCJA”) included a multitude of tax provisions, including several deferred changes that became effective for tax years ending after December 31, 2021. Included in the provisions was the TCJA’s amendment to Section 174 of the Internal Revenue Code of 1986, as amended (“Section 174”), which now requires U.S.-based and non-U.S-based research and experimental expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to either immediately deduct research and experimental expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2022.

The Company’s tax returns remain open to examination by the Internal Revenue Service and the Commonwealth of Massachusetts for the years ended December 31, 2019 to December 31, 2021. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier periods are also subject to examination. The Company is currently not subject to any examinations by the Internal Revenue Service or any other tax authorities for any tax years.

14. 401(k) Plan

In 2018, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended, the Xilio Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis or post-tax basis, up to the maximum amount prescribed by statute. The Company incurred an expense related to contributions on behalf of employees of $0.3 million to the 401(k) Plan during the year ended December 31, 2022. The Company did not incur an expense related to contributions on behalf of employees to the 401(k) Plan during the year ended December 31, 2021.