Form 10-Q
period 2023-03-31
Xilio Therapeutics, Inc.
filed 2023-05-09
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on May 5, 2023: 27,470,702

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly those described in the “Risk Factor Summary” and “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	We will need to obtain substantial additional capital to finance our operations and complete the development and any commercialization of any current or future product candidates. If we are unable to raise this capital, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$93,271	$120,385
Prepaid expenses and other current assets	3,705	4,111
Total current assets	96,976	124,496
Restricted cash	1,568	1,562
Property and equipment, net	7,252	7,255
Operating lease right-of-use asset	5,477	5,585
Other non-current assets	232	267
Total assets	$111,505	$139,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,013	$3,125
Accrued expenses	6,483	10,327
Operating lease liability, current portion	949	918
Note payable, current portion	6,667	6,667
Other current liabilities	82	82
Total current liabilities	16,194	21,119
Note payable, net of current portion	1,548	3,165
Operating lease liability, net of current portion	8,945	9,189
Other non-current liabilities	26	45
Total liabilities	26,713	33,518
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 27,470,534 shares issued and 27,439,820 shares outstanding at March 31, 2023; 27,471,607 shares issued and 27,425,447 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	356,543	354,752
Accumulated deficit	(271,754)	(249,108)
Total stockholders’ equity	84,792	105,647
Total liabilities and stockholders’ equity	$111,505	$139,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$16,131	$14,920
General and administrative	7,395	6,304
Total operating expenses	23,526	21,224
Loss from operations	(23,526)	(21,224)
Other income (expense), net
Other income (expense), net	880	(129)
Total other income (expense), net	880	(129)
Net loss and comprehensive loss	$(22,646)	$(21,353)
Net loss per share, basic and diluted	$(0.83)	$(0.78)
Weighted average common shares outstanding, basic and diluted	27,433,252	27,367,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Vesting of restricted common stock	14,217	—	—	—	—
Exercise of stock options	156	—	—	—	—
Stock-based compensation expense	—	—	1,791	—	1,791
Net loss	—	—	—	(22,646)	(22,646)
Balance at March 31, 2023	27,439,820	$3	$356,543	$(271,754)	$84,792

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2021	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	15,441	—	—	—	—
Exercise of stock options	2,657	—	16	—	16
Stock-based compensation expense	—	—	2,029	—	2,029
Net loss	—	—	—	(21,353)	(21,353)
Balance at March 31, 2022	27,376,473	$3	$348,357	$(182,239)	$166,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,646)	$(21,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	499	440
Non-cash interest expense	31	53
Stock-based compensation expense	1,791	2,029
Changes in operating assets and liabilities:
Prepaid and other assets	406	336
Operating lease right-of-use asset	108	92
Accounts payable	(1,358)	(820)
Accrued expenses and other liabilities	(3,868)	(1,427)
Operating lease liability	(213)	(185)
Net cash used in operating activities	(25,250)	(20,835)
Cash flows from investing activities:
Purchases of property and equipment	(170)	(254)
Net cash used in investing activities	(170)	(254)
Cash flows from financing activities:
Repayments of debt principal	(1,667)	—
Payments of finance lease	(21)	(21)
Proceeds from exercise of stock options	—	16
Net cash used in financing activities	(1,688)	(5)
Decrease in cash, cash equivalents and restricted cash	(27,108)	(21,094)
Cash, cash equivalents and restricted cash, beginning of period	121,947	199,606
Cash, cash equivalents and restricted cash, end of period	$94,839	$178,512
Supplemental cash flow disclosure:
Cash paid for interest	$209	$119
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$310	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$93,271	$176,959
Restricted cash	1,568	1,553
Cash, cash equivalents and restricted cash, end of period	$94,839	$178,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Description of Business and Liquidity and Capital Resources

Description of Business

Xilio Therapeutics, Inc. (“Xilio” or the “Company”) is a clinical-stage biotechnology company dedicated to discovering and developing tumor-activated immuno-oncology (“I-O”) therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. The Company was incorporated in Delaware in June 2020, and its headquarters are located in Waltham, Massachusetts.

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

As of March 31, 2023, the Company had cash and cash equivalents of $93.3 million. The Company believes that its existing cash and cash equivalents will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the end of the second quarter of 2024, which is at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to generate negative cash flows from operations and net losses for the foreseeable future and will need additional capital in the future to support its continuing operations and growth strategy as it continues to invest significantly in research and development of its product candidates, including preclinical and clinical testing and manufacturing process development. To date, the Company has primarily funded its operations with proceeds from the sale of preferred units and convertible preferred stock, a debt financing and its initial public offering (“IPO”), completed in the fourth quarter of 2021, in which the Company received net proceeds of $116.4 million. Management’s conclusion with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional capital sooner or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2023. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2023 and the results of its operations and cash flows for the three months ended March 31, 2023 and March 31, 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc., a Delaware corporation and Xilio Securities Corporation, a Massachusetts security corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds all cash and cash equivalents at accredited financial institutions. Bank accounts in the United States are generally insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Substantially all of the Company’s cash and cash equivalents are FDIC insured, including funds held through an insured cash sweep program. The Company has not experienced any losses in its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

3. Property and Equipment, Net

Property and equipment, net consists of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Laboratory equipment	$6,101	$5,587
Computers and software	228	228
Furniture and fixtures	681	636
Leasehold improvements	5,124	5,124
Construction in process	—	98
Total property and equipment	12,134	11,673
Less: accumulated depreciation	(4,882)	(4,418)
Property and equipment, net	$7,252	$7,255

The Company incurred depreciation and amortization expense related to property and equipment of $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

4. Accrued Expenses

Accrued expenses consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
External research and development	$3,640	$3,178
Personnel-related	1,745	5,413
Professional and consulting fees	829	1,536
Other	269	200
Total accrued expenses	$6,483	$10,327

5. Loan and Security Agreement

In November 2019, the Company’s wholly owned subsidiary, Xilio Development, Inc. (“Borrower”), entered into a loan and security agreement (as amended and restated in May 2023, the “Loan Agreement”) with Pacific Western Bank (“PacWest”), with the Company as a guarantor. Under the Loan Agreement, in November 2019, the Borrower borrowed $10.0 million under a term loan. Interest on amounts outstanding under the Loan Agreement accrue at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of March 31, 2023, the interest rate on the term loan was 8.25%. The Borrower was required to make interest-only payments on any outstanding balances through December 31, 2022. The Borrower commenced making equal monthly payments of principal plus interest in January 2023, and it will be required to make such payments until the term loan matures on June 30, 2024.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary terms covering events of default, including payment defaults, breaches of covenants, a change of control provision and occurrence of a material adverse effect. As security for its obligations under the Loan Agreement, the Borrower granted PacWest a first priority security interest on substantially all of the Borrower’s assets, excluding intellectual property, subject to certain exceptions.

The Company has determined that the risk of subjective acceleration under the material adverse effect clause is not probable and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of March 31, 2023, the Company and Borrower were in compliance with all covenants under the Loan Agreement.

The Borrower has the following minimum aggregate future loan principal payments under the Loan Agreement as of March 31, 2023:

Minimum Loan
Payments
2023 (remaining nine months)	$5,000
2024	3,333
Total future principal payments	8,333
Less: unamortized discount	(118)
Total note payable	$8,215

The Company recognized $0.2 million of interest expense related to the Loan Agreement for each of the three months ended March 31, 2023 and 2022, which is reflected in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

6. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of March 31, 2023 and December 31, 2022, the Company had a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

7. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

As of March 31, 2023 and December 31, 2022, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

Shares Reserved for Future Issuance

As of March 31, 2023 and December 31, 2022, the Company had reserved shares of common stock for future issuance under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the 2021 Stock Incentive Plan (the “2021 Plan”), the 2022 Inducement Stock Incentive Plan (the “2022 Inducement Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) as follows:

	March 31,	December 31,
	2023	2022
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2021 Plan and 2020 Plan	6,087,600	4,960,553
Shares of common stock reserved for future awards under the 2021 Plan	3,096,174	2,848,568
Shares of common stock reserved for future awards under the 2022 Inducement Plan	275,000	275,000
Shares of common stock reserved for purchase under the 2021 ESPP	841,436	566,720
Total shares reserved for future issuance	10,302,841	8,653,472

8. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

In 2020, the Company adopted the 2020 Plan. Under the 2020 Plan, the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Plan, which became effective immediately prior to the IPO in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan was the sum of (1) 2,654,828; plus (2) the number of shares (up to 3,967,038 shares) as is equal to the sum of (x) the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan that remained available for grant under the 2020 Plan immediately prior to the effectiveness of the 2021 Plan and (y) the number of shares of the Company’s common stock subject to outstanding awards whether granted under the 2020 Plan or outside of the 2020 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and that, prior to the effectiveness of the 2021 Plan, would have become available for issuance under the 2020 Plan; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) the number of shares of common stock determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2021 Plan automatically increased by 1,373,580 shares.

As of March 31, 2023, there were 3,096,174 shares available for future issuance under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Plan pursuant to Nasdaq Rule 5635(c)(4). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. An aggregate of 275,000 shares of the Company’s common stock has been reserved for issuance under the 2022 Inducement Plan.

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the 2022 Inducement Plan. As of March 31, 2023, no shares have been granted under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 ESPP, which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. In addition, the 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2021 ESPP was increased by 274,716 shares. The first offering period under the 2021 ESPP commenced on December 1, 2022 and ends May 31, 2023. As of March 31, 2023, no shares have been issued under the 2021 ESPP.

As of March 31, 2023, there were 841,436 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three months ended March 31, 2023 and 2022, the Company recorded compensation expense related to stock options and restricted common stock for employees and non-employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Research and development expense	$573	$596
General and administrative expense	1,218	1,433
Total stock-based compensation expense	$1,791	$2,029

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2022	4,960,553	$8.04	8.59	$89
Granted	1,530,505	$2.69
Exercised	(156)	$2.69
Cancelled/forfeited	(403,302)	$7.36
Outstanding as of March 31, 2023	6,087,600	$6.74	8.45	$962
Exercisable as of March 31, 2023	2,060,294	$7.82	7.43	$47

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2023 and 2022 was $1.95 and $8.83, respectively. The following assumptions were used in determining the fair value of options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.97 – 3.98%	1.47 – 1.89%
Expected dividend yield	0%	0%
Expected term (in years)	6.02 – 6.08	6.00 – 6.08
Expected volatility	82.35%	80.75 – 80.92%

As of March 31, 2023, the Company had unrecognized stock-based compensation expense of $16.1 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.75 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2022	46,160	$5.51
Vested	(14,217)	$5.51
Canceled/Forfeited	(1,229)	$5.51
Unvested as of March 31, 2023	30,714	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. During the three months ended March 31, 2023 and 2022, the aggregate fair value of the restricted stock awards that vested was less than $0.1 million and $0.2 million, respectively. As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $0.2 million, which is expected to be recognized over a weighted-average period of 0.80 years.

9. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Unvested restricted common stock	30,714	95,134
Outstanding stock options	6,087,600	4,948,376
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	68,884	—
Total common stock equivalents	6,189,829	5,046,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary geographically precise solutions, or GPS, platform to build a pipeline of novel, tumor-activated molecules, including cytokines and other biologics, which are designed to optimize their therapeutic index by localizing anti-tumor activity within the tumor microenvironment. Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb, XTX202, an interleukin 2, or IL-2, therapy, XTX301, an interleukin 12, or IL-12, therapy. In addition to our clinical-stage product candidates, we are continuing to leverage our GPS platform and expertise in developing tumor-activated I-O therapies as we seek to expand our pipeline of discovery-stage programs and develop additional tumor-activated immunotherapies, including product candidates with a range of tumor targeting approaches.

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO, of common stock in October 2021. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses, including net losses of $22.6 million and $21.4 million for the three months ended March 31, 2023 and 2022, respectively. Our net loss for the year ended December 31, 2022 was $88.2 million. As of March 31, 2023, we had an accumulated deficit of $271.8 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase significantly in connection with our ongoing activities, particularly as we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and other sources of funding, such as collaborations, licensing arrangements or other strategic transactions. We may be unable to raise additional capital or enter into such other agreements or arrangements on acceptable terms, or at all. Our failure to raise capital or enter into such agreements could have a material adverse effect on our business, results of operations and financial condition.

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

As of March 31, 2023, we had cash and cash equivalents of $93.3 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the end of the second quarter of 2024.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities and development and testing of our programs and product candidates. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense for employees engaged in research and development functions;
●	costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for both preclinical studies and current or future clinical trials;

●	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
●	costs incurred with third-party contract research organizations, or CROs, and other third parties in connection with the conduct of our current or future clinical trials;
●	costs of sponsored research agreements and outside consultants, including their fees and related expenses;
●	costs incurred to maintain compliance with regulatory requirements;
●	fees for maintaining licenses and other amounts due under our third-party licensing agreements;
●	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and
●	depreciation, amortization and other direct and allocated expenses, including rent, insurance, maintenance of facilities and other operating costs, incurred as a result of our research and development activities.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated balance sheets as prepaid expenses or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates. We also expect our discovery research efforts and our related personnel costs will continue to increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will continue to increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into, or may enter into license, acquisition, option or other agreements to acquire the rights to future products and product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
●	general economic conditions, including inflation; and
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, recruiting and stock-based compensation, for personnel in our executive, finance, legal, business development, human resources and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional and consulting fees for accounting, auditing, tax, human resources and administrative consulting services; board of directors’ fees; insurance costs; and facility-related expenses, which include depreciation costs and other allocated expenses for rent, maintenance of facilities and other general administrative costs. These costs relate to the operation of the business and are in support of but separate from the research and development function and our individual development programs. Costs to secure and defend our intellectual property are expensed as incurred and are classified as general and administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase infrastructure to support the expected growth in our research and development activities. We also expect to continue to incur increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance costs and investor and public relations costs.

We also expect to incur additional intellectual property-related expenses as we file patent applications to protect intellectual property arising from our research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our debt arrangement with Pacific Western Bank, or PacWest, and amortization of the debt discount related to debt issuance costs.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Operating expenses
Research and development	$16,131	$14,920	$1,211
General and administrative	7,395	6,304	1,091
Total operating expenses	23,526	21,224	2,302
Loss from operations	(23,526)	(21,224)	(2,302)
Other income (expense), net
Other income (expense), net	880	(129)	1,009
Total other income (expense), net	880	(129)	1,009
Net loss	$(22,646)	$(21,353)	$(1,293)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
XTX101	$721	$1,257	$(536)
XTX202	1,744	1,571	173
XTX301	3,128	3,165	(37)
Other early programs and indirect research and development	4,663	4,325	338
Personnel-related (including stock-based compensation)	5,875	4,602	1,273
Total research and development expenses	$16,131	$14,920	$1,211

Research and development expenses increased by $1.2 million from $14.9 million for the three months ended March 31, 2022 to $16.1 million for the three months ended March 31, 2023. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs decreased by $0.5 million, primarily driven by a $0.3 million decrease in clinical development activities and a $0.2 million decrease in manufacturing activities;
●	XTX202 costs increased by $0.2 million, primarily driven by a $0.8 million increase in clinical development activities related to our Phase 1 clinical trial, partially offset by a $0.5 million decrease in manufacturing activities;
●	XTX301 costs were relatively unchanged, as increases of $0.9 million in clinical development activities related to our Phase 1 clinical trial and $0.5 million in manufacturing activities were offset by a $1.4 million decrease in preclinical activities;
●	other early programs and indirect research and development expenses increased by $0.3 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs increased by $1.3 million, primarily driven by an increase in salaries, bonuses and benefits due to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Personnel-related (including stock-based compensation)	$4,281	$3,637	$644
Professional and consulting fees	2,060	1,471	589
Facility-related and other general and administrative expenses	1,054	1,196	(142)
Total general and administrative expenses	$7,395	$6,304	$1,091

General and administrative expenses increased by $1.1 million from $6.3 million for the three months ended March 31, 2022 to $7.4 million for the three months ended March 31, 2023. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs increased by $0.6 million, primarily driven by a $0.7 million increase in salaries, bonuses and benefits due to higher general and administrative headcount, partially offset by a $0.2 million decrease in stock-based compensation;
●	professional and consulting fees increased by $0.6 million, primarily driven by an increase in consulting fees; and
●	facility-related and other general and administrative expenses decreased by $0.1 million, primarily driven by lower costs related to directors’ and officers’ liability insurance.

Other Income (Expense), Net

Other income (expense), net, changed by $1.0 million from other expense of $0.1 million for the three months ended March 31, 2022 to other income of $0.9 million for the three months ended March 31, 2023. The change in other income (expense), net was primarily due to an increase in interest income earned from higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. Through March 31, 2023, we have received an aggregate of $350.9 million in net proceeds from such transactions, including aggregate net proceeds of $116.4 million from our IPO, an aggregate of $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of March 31, 2023, we had cash and cash equivalents of $93.3 million.

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2022 Form S-3, to register for sale up to $250,000,000 of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, we also entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the Sales Agreement. Through the filing date of this Quarterly Report on Form 10-Q, we have not issued or sold any shares of our common stock pursuant to the Sales Agreement. Issuances or sales of common stock pursuant to the Sales Agreement, if any, would be made under the 2022 Form S-3 and the corresponding prospectus related to the issuance and sale of shares of our common stock pursuant to the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash used in:
Operating activities	$(25,250)	$(20,835)
Investing activities	(170)	(254)
Financing activities	(1,688)	(5)
Net decrease in cash, cash equivalents and restricted cash	$(27,108)	$(21,094)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in research and development of our product candidates, including preclinical studies, clinical trials, manufacturing and manufacturing process development. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally due to stock-based compensation, depreciation and amortization, as well as changes in components of operating assets and liabilities, which are generally due to increased expenses and timing of vendor payments.

During the three months ended March 31, 2023, net cash used in operating activities of $25.3 million was primarily driven by our net loss of $22.6 million and changes in operating assets and liabilities of $4.9 million, partially offset by net non-cash expenses of $2.3 million.

During the three months ended March 31, 2022, net cash used in operating activities of $20.8 million was primarily driven by our net loss of $21.4 million and changes in operating assets and liabilities of $2.0 million, partially offset by net non-cash expenses of $2.5 million.

Investing Activities

During the three months ended March 31, 2023 and 2022, net cash used in investing activities of $0.2 million and $0.3 million, respectively, consisted of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities of $1.7 million consisted of repayments of debt principal and payments on our finance lease for certain lab equipment.

During the three months ended March 31, 2022, net cash used in financing activities of less than $0.1 million consisted of payments on our finance lease for certain lab equipment partially offset by proceeds received from the exercise of stock options.

Loan and Security Agreement

In November 2019, our wholly owned subsidiary, Xilio Development, Inc., entered into a loan and security agreement with PacWest, as amended and restated in May 2023, with us as a guarantor, which we refer to as the loan agreement. Under the loan agreement, in November 2019, we borrowed $10.0 million under a term loan. Borrowings under the loan agreement are collateralized by substantially all of the assets of Xilio Development, Inc., excluding intellectual property. Interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of March 31, 2023, the interest rate on the term loan was 8.25%. We were required to make interest-only payments on any outstanding balances through December 31, 2022. We commenced making equal monthly payments of principal plus interest in January 2023, and we will be required to make such payments until the term loan matures on June 30, 2024. As of March 31, 2023, the outstanding principal balance under the loan agreement was $8.3 million.

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

As of March 31, 2023, we had cash and cash equivalents of $93.3 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the end of the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage cytokine product candidates, XTX202 and XTX301, and ongoing preclinical development for our current and future product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to seek, establish and maintain a collaboration to further develop XTX101, our Fc-enhanced tumor-activated anti-CTLA-4, with a collaborator, including the financial terms and any cost-sharing arrangements of any such collaboration;
●	the impacts of the COVID-19 pandemic; and
●	the costs of continuing to expand our operations and operating as a public company.

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

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic, adverse changes in domestic and international fiscal, monetary and other policies and political relations, regional or global conflicts, uncertainty around global economic conditions, instability in the financial markets, or other factors could also adversely impact our ability to access capital. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue warrants, which could potentially dilute the ownership interest of our existing stockholders.

If we raise additional capital through collaborations, partnerships, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or products, and we may be required to grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital through equity or debt offerings, we may have to significantly delay, reduce or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates or products that we would have otherwise preferred to develop and market ourselves.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

We are also a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an EGC, in which case we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $22.6 million and $21.4 million for the three months ended March 31, 2023 and 2022, respectively, and $88.2 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $271.8 million. To date, we have funded our operations primarily through proceeds from the sale of preferred units and convertible preferred stock, a debt financing and our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4), XTX202 (IL-2) and XTX301 (IL-12), and we have not commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly as we:

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

We will need to obtain substantial additional capital to finance our operations and complete the development and any commercialization of any current or future product candidates. If we are unable to raise this capital, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.

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

As of March 31, 2023, we had cash and cash equivalents of $93.3 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the end of the second quarter of 2024.

Our existing cash and cash equivalents will not be sufficient to complete development of any current or future product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Adequate additional capital may not be available to us on acceptable terms, or at all. Our failure to raise capital, on attractive terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We are a clinical-stage biotechnology company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of tumor-activated product candidates using our geographically precise solutions, or GPS, platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

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

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Risks Related to Ownership of Our Common Stock—Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks Related to the Discovery and Development of Our Product Candidates

Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: XTX101 (anti-CTLA-4), XTX202 (IL-2), and XTX301 (IL-12). We are currently evaluating XTX101 in an ongoing Phase 1 clinical trial and XTX202 in an ongoing Phase 1/2 clinical trial. In addition, in the first quarter of 2023, we opened clinical trial sites and are actively screening patients for enrollment in our Phase 1 clinical trial for XTX301. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the EU.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in our planned and ongoing preclinical studies or clinical trials, or if we experience material changes in clinical data or results from those we have previously reported, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business, financial condition and results of operations would be materially and adversely affected.

We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1 clinical trial for XTX101, our Phase 1/2 clinical trial for XTX202 or our Phase 1 clinical trial for XTX301, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;

●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected drug-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators, or IRBs, or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
●	we or our third-party contractors may experience delays due to complications resulting from the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic;
●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in current or future clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

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

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, as part of our ongoing Phase 1/2 clinical trial for XTX202, we plan to evaluate XTX202 for the treatment of solid tumors both as monotherapy and in combination with other agents potentially including, but not limited to, anti-PD-1/PD-L1 agents or tyrosine kinase inhibitors. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

We are developing our current product candidates for the treatment of cancer and have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4), XTX202 (IL-2) or XTX301 (IL-12), and we have not commenced clinical development for any of our other product candidates or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

XTX101, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., Bristol-Myers Squibb Inc., CytomX Therapeutics, Inc., MacroGenics, Inc. and OncoC4, Inc.

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

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and has in recent years been the subject of much litigation. No consistent policy governing the scope of claims allowable in the field of engineered therapeutic proteins has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license. Under the Leahy-Smith America Invents Act enacted in 2011, or the AIA, the United

States moved to a first-to-file system in early 2013 (whereby, assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent), from the previous system under which the first to make a claimed invention was entitled to the patent. Publications of discoveries in the scientific and academic literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications.

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

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art, pre- or post-issuance opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, although currently under review by the U.S. Supreme Court, in the case Amgen v. Sanofi, the Federal Circuit held that broad functional antibody claims are invalid for lack of enablement. In addition, in Juno v. Kite, the Federal Circuit held broad antibody and chimeric antigen receptor claims supported by few examples invalid for lack of written description. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the AIA implemented in March 2013, moved the United States from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The AIA includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a USPTO-administered post-grant review system that has affected patent litigation. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use polypeptides or nucleic acids that are similar to our product candidates or components of our product candidates but that are not covered by the claims of our patents;

●	the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	it is possible that our pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or technology;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	we have engaged in scientific collaborations in the past and will continue to do so in the future, and such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that product candidates or technology we develop may be covered by third parties’ patents or other exclusive rights; or
●	the patents of others may have an adverse effect on our business.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our product candidates or processes so they do not infringe third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time.

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

The U.K.'s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the TC Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The TC Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the TC Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916), as amended, or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission, or the EC, on the approval of a new marketing authorization via the centralized procedure.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions were reduced and suspended through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such other challenges to repeal or replace the ACA or the health reform measures of the Biden administration will impact the ACA or our business.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with the passage of the Inflation Reduction Act of 2022, or the IRA, has been delayed by Congress to January 1, 2032.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifiable information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut have also passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act 2018 and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018 announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our drug products, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to our manufactured product candidates that we import from China, including pursuant to our manufacturing arrangements and license agreement with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, commercial partners, vendors and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the EC and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment offer letters which outline the terms of employment with each of our executive officers, each of them may terminate their employment with us at any time. As such, these employment offer letters do not guarantee our retention of our executive officers for any period of time. In addition, insurance coverage is increasingly expensive, including with respect to directors’ and officers’ liability insurance, or D&O insurance. We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our employees.

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

Subject to the results of current or future clinical trials, we expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of April 30, 2023, we had 89 full-time employees. Subject to the results of current or future clinical trials, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory and medical affairs, and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we would need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any such expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations could also lead to significant costs and could divert our management and business development resources. Our inability to effectively manage the expansion of our operations could result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In addition, growth in our number of employees or scope of our operations could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results from, delays in initiating or completing, or termination of clinical trials;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the U.S. Securities and Exchange Commission, or SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
●	the clinical results of our competitors or potential competitors;
●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our common stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;

●	future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	developments with respect to the COVID-19 pandemic;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

General economic conditions, both inside and outside the U.S., including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, banking disruptions, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to raise additional capital. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future capital. For example, the prime rate has recently exceeded the interest rate floor of 4.75% under our loan and security agreement with PacWest, which has increased the amount of cash needed to service our outstanding indebtedness. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital, on attractive terms or at all, our business, financial condition, stock price and results of operations could be adversely affected, and we could be forced to delay, reduce or altogether terminate one or more current or future research and development programs. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our principal stockholders and management own a significant percentage of our common stock and exert significant control over matters subject to stockholder approval.

As of April 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Changes in tax law may adversely affect our business or financial condition. The Tax Act, enacted on December 22, 2017, as amended by the CARES Act, enacted on March 27, 2020, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current-year taxable income (though such NOLs may be carried forward indefinitely) and elimination of the carryback for NOLs arising in taxable years beginning after December 31, 2020, the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, additional legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the Tax Act, the CARES Act, and such additional legislation is and continues to be forthcoming. Such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Congress may enact additional legislation in connection with the COVID-19 pandemic, and as a result of changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted, which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, and additional tax legislation.

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

As of March 31, 2023, we have used all of the net proceeds from our IPO.

Item 5. Other Information

On May 5, 2023, our wholly owned subsidiary, Xilio Development, Inc., entered into an amended and restated loan and security agreement with Pacific Western Bank, or PacWest, which: (i) amended certain terms related to depositary accounts held outside PacWest, including increasing the amount of such permitted accounts to up to $5,000,000 in the aggregate; (ii) consolidated all prior amendments related to the original loan and security agreement, dated November 21, 2019; and (iii) updated the names of certain parties to the loan and security agreement.

The foregoing description of the amended and restated loan and security agreement is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

10.1#

Offer Letter, dated March 15, 2023 by and between the Registrant and Kevin Brennan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

10.2*	Amended and Restated Loan and Security Agreement, dated as of May 5, 2023, by and between Xilio Development, Inc. and Pacific Western Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
+

The certifications attached as Exhibit 32.1 are being furnished solely to accompany this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILIO THERAPEUTICS, INC.

Date: May 9, 2023	By:	/s/ René Russo
René Russo, Pharm.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Kevin Brennan
Kevin Brennan
Senior Vice President, Finance and Accounting
(Principal Financial and Accounting Officer)