Form 10-Q
period 2023-06-30
Xilio Therapeutics, Inc.
filed 2023-08-14
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on August 4, 2023: 27,539,620

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our recurring losses from operations and the early development stage of our lead product candidates raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise substantial additional capital to finance our operations, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$75,383	$120,385
Prepaid expenses and other current assets	3,042	4,111
Total current assets	78,425	124,496
Restricted cash	1,574	1,562
Property and equipment, net	6,798	7,255
Operating lease right-of-use asset	5,365	5,585
Other non-current assets	197	267
Total assets	$92,359	$139,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$945	$3,125
Accrued expenses	7,140	10,327
Operating lease liability, current portion	981	918
Note payable, current portion	7,145	6,667
Other current liabilities	82	82
Total current liabilities	16,293	21,119
Note payable, net of current portion	—	3,165
Operating lease liability, net of current portion	8,682	9,189
Other non-current liabilities	7	45
Total liabilities	24,982	33,518
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 27,539,620 shares issued and 27,518,895 shares outstanding at June 30, 2023; 27,471,607 shares issued and 27,425,447 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	358,483	354,752
Accumulated deficit	(291,109)	(249,108)
Total stockholders’ equity	67,377	105,647
Total liabilities and stockholders’ equity	$92,359	$139,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$13,218	$16,246	$29,349	$31,166
General and administrative	6,898	8,306	14,293	14,610
Total operating expenses	20,116	24,552	43,642	45,776
Loss from operations	(20,116)	(24,552)	(43,642)	(45,776)
Other income (expense), net
Other income (expense), net	761	(61)	1,641	(190)
Total other income (expense), net	761	(61)	1,641	(190)
Net loss and comprehensive loss	$(19,355)	$(24,613)	$(42,001)	$(45,966)
Net loss per share, basic and diluted	$(0.70)	(0.90)	$(1.53)	$(1.68)
Weighted average common shares outstanding, basic and diluted	27,468,668	27,384,614	27,451,058	27,376,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Vesting of restricted common stock	14,217	—	—	—	—
Exercise of stock options	156	—	—	—	—
Stock-based compensation expense	—	—	1,791	—	1,791
Net loss	—	—	—	(22,646)	(22,646)
Balance at March 31, 2023	27,439,820	$3	$356,543	$(271,754)	$84,792
Issuance of common stock under employee stock purchase plan	68,929	—	140	—	140
Vesting of restricted common stock	9,978	—	—	—	—
Exercise of stock options	168	—	—	—	—
Stock-based compensation expense	—	—	1,800	—	1,800
Net loss	—	—	—	(19,355)	(19,355)
Balance at June 30, 2023	27,518,895	$3	$358,483	$(291,109)	$67,377

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2021	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	15,441	—	—	—	—
Exercise of stock options	2,657	—	16	—	16
Stock-based compensation expense	—	—	2,029	—	2,029
Net loss	—	—	—	(21,353)	(21,353)
Balance at March 31, 2022	27,376,473	$3	$348,357	$(182,239)	$166,121
Vesting of restricted common stock	15,361	—	—	—	—
Stock-based compensation expense	—	—	2,709	—	2,709
Net loss	—	—	—	(24,613)	(24,613)
Balance at June 30, 2022	27,391,834	$3	$351,066	$(206,852)	$144,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,001)	$(45,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991	885
Non-cash interest expense	118	106
Stock-based compensation expense	3,591	4,738
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid and other assets	1,069	857
Operating lease right-of-use asset	221	188
Accounts payable	(2,167)	(1,217)
Accrued expenses and other liabilities	(3,204)	3,204
Operating lease liability	(444)	(386)
Net cash used in operating activities	(41,824)	(37,591)
Cash flows from investing activities:
Purchases of property and equipment	(486)	(1,025)
Net cash used in investing activities	(486)	(1,025)
Cash flows from financing activities:
Repayments of debt principal	(2,778)	—
Payments of finance lease	(42)	(42)
Proceeds from issuance of common stock under employee stock purchase plan	140	—
Proceeds from exercise of stock options	—	16
Net cash used in financing activities	(2,680)	(26)
Decrease in cash, cash equivalents and restricted cash	(44,990)	(38,642)
Cash, cash equivalents and restricted cash, beginning of period	121,947	199,606
Cash, cash equivalents and restricted cash, end of period	$76,957	$160,964
Supplemental cash flow disclosure:
Cash paid for interest	$332	$240
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$—	$154
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$75,383	$159,410
Restricted cash	1,574	1,554
Cash, cash equivalents and restricted cash, end of period	$76,957	$160,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Description of Business and Liquidity and Going Concern

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of June 30, 2023, the Company had an accumulated deficit of $291.1 million and has incurred significant operating losses, including net losses of $42.0 million and $46.0 million for the six months ended June 30, 2023 and 2022, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. The Company anticipates its existing cash and cash equivalents of $75.4 million as of June 30, 2023 will not be sufficient to enable the Company to fund its current operating plan and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To continue to fund the operations of the Company, management has developed plans, which primarily consist of raising additional capital through one or more of the following: equity or debt financings; collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise, and the Company may be unable to obtain additional capital. As a result, the Company may need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating certain costs related to its operations and research and development programs.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2023. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and June 30, 2022 and cash flows for the six months ended June 30, 2023 and June 30, 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

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

3. Property and Equipment, Net

Property and equipment, net consists of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Laboratory equipment	$6,087	$5,587
Computers and software	183	228
Furniture and fixtures	681	636
Leasehold improvements	5,124	5,124
Construction in process	5	98
Total property and equipment	12,080	11,673
Less: accumulated depreciation	(5,282)	(4,418)
Property and equipment, net	$6,798	$7,255

The Company incurred depreciation and amortization expense related to property and equipment of $0.9 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

4. Accrued Expenses

Accrued expenses consist of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
External research and development	$3,105	$3,178
Personnel-related	2,774	5,413
Professional and consulting fees	1,032	1,536
Other	229	200
Total accrued expenses	$7,140	$10,327

5. Loan and Security Agreement

In November 2019, the Company’s wholly owned subsidiary, Xilio Development, Inc. (“Borrower”), entered into a loan and security agreement (as amended and restated in May 2023, the “Loan Agreement”) with Pacific Western Bank (“PacWest”), with the Company as a guarantor. Under the Loan Agreement, in November 2019, the Borrower borrowed $10.0 million under a term loan. Interest on amounts outstanding under the Loan Agreement accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of June 30, 2023, the interest rate on the term loan was 8.50%. The Borrower was required to make interest-only payments on any outstanding balances through December 31, 2022. The Borrower commenced making equal monthly payments of principal plus interest in January 2023, and it will be required to make such payments until the term loan matures on June 30, 2024.

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

Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of June 30, 2023, the Company and Borrower were in compliance with all covenants under the Loan Agreement.

The Borrower has the following minimum aggregate future loan principal payments under the Loan Agreement as of June 30, 2023:

Minimum Loan
Payments
2023 (remaining six months)	$3,889
2024	3,333
Total future principal payments	7,222
Less: unamortized discount	(77)
Total note payable	$7,145

The Company recognized $0.4 million and $0.3 million of interest expense related to the Loan Agreement for the six months ended June 30, 2023 and 2022, respectively, which is reflected in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

6. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of June 30, 2023 and December 31, 2022, the Company had a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

7. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

As of June 30, 2023 and December 31, 2022, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

Shares Reserved for Future Issuance

As of June 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for future issuance under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the 2021 Stock Incentive Plan (the “2021 Plan”), the 2022 Inducement Stock Incentive Plan (the “2022 Inducement Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) as follows:

	June 30,	December 31,
	2023	2022
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2020 Plan, 2021 Plan and 2022 Inducement Plan	5,975,240	4,960,553
Shares of common stock reserved for future awards under the 2021 Plan	3,263,377	2,848,568
Shares of common stock reserved for future awards under the 2022 Inducement Plan	220,000	275,000
Shares of common stock reserved for purchase under the 2021 ESPP	772,507	566,720
Total shares reserved for future issuance	10,233,755	8,653,472

8. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

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

As of June 30, 2023, there were 3,263,377 shares available for future issuance under the 2021 Plan.

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

As of June 30, 2023, there were 220,000 shares available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 ESPP, which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. In addition, the 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2021 ESPP was increased by 274,716 shares. Offering periods under the 2021

ESPP commence on each June 1 and December 1, and end on the following November 30 and May 31, respectively. During the six months ended June 30, 2023, 68,929 shares were purchased under the 2021 ESPP. During the six months ended June 30, 2022, no shares were purchased under the 2021 ESPP.

As of June 30, 2023, there were 772,507 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2023 and 2022, the Company recorded compensation expense related to stock options, restricted common stock and ESPP share purchases for employees and non-employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$549	$637	$1,122	$1,233
General and administrative expense	1,251	2,072	2,469	3,505
Total stock-based compensation expense	$1,800	$2,709	$3,591	$4,738

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2022	4,960,553	$8.04	8.59	$89
Granted	1,677,205	$2.71
Exercised	(324)	$2.69
Cancelled/forfeited	(662,194)	$7.35
Outstanding as of June 30, 2023	5,975,240	$6.62	8.41	$70
Exercisable as of June 30, 2023	2,410,413	$7.27	7.86	$31

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2023 and 2022 was $1.96 and $6.56, respectively. The following assumptions were used in determining the fair value of options granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.57 - 3.98%	1.47 – 3.39%
Expected dividend yield	0%	0%
Expected term (in years)	5.50 – 6.08	5.50 – 6.08
Expected volatility	81.69 - 87.15%	80.75 – 87.42%

As of June 30, 2023, the Company had unrecognized stock-based compensation expense of $14.4 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2022	46,160	$5.51
Vested	(24,195)	$5.51
Canceled/Forfeited	(1,240)	$5.51
Unvested as of June 30, 2023	20,725	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The aggregate fair value of the restricted stock awards that vested during the six months ended June 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively. As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $0.2 million, which is expected to be recognized over a weighted-average period of 0.6 years.

9. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Six Months Ended
	June 30,
	2023	2022
Unvested restricted common stock	20,725	79,773
Outstanding stock options	5,975,240	5,181,011
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	62,988	—
Total common stock equivalents	6,061,584	5,263,415

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary geographically precise solutions, or GPS, platform to build a pipeline of novel, tumor-activated molecules, including cytokines and other biologics, which are designed to optimize their therapeutic index by localizing anti-tumor activity within the tumor microenvironment. Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb, XTX202, an interleukin 2, or IL-2, therapy, and XTX301, an interleukin 12, or IL-12, therapy. In addition to our clinical-stage product candidates, we are continuing to leverage our GPS platform and expertise in developing tumor-activated I-O therapies as we seek to expand our pipeline of discovery-stage programs and develop additional tumor-activated immunotherapies, including product candidates with a range of tumor targeting approaches.

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

Since inception, we have incurred significant operating losses, including net losses of $42.0 million and $46.0 million for the six months ended June 30, 2023 and 2022, respectively. Our net loss for the year ended December 31, 2022 was $88.2 million. As of June 30, 2023, we had an accumulated deficit of $291.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

●	continue to advance our current research programs and conduct additional research programs;
●	advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
●	seek marketing approvals for product candidates that successfully complete clinical trials, if any;
●	obtain, expand, maintain, defend and enforce our intellectual property;

●	hire additional clinical, regulatory, quality, manufacturing and general and administrative personnel;
●	establish a commercial and distribution infrastructure to commercialize products for which we may obtain marketing approval, if any;
●	continue to discover, validate and develop additional product candidates;
●	continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
●	acquire or in-license other product candidates, technologies or intellectual property; and
●	incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of June 30, 2023, we had cash and cash equivalents of $75.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the end of the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. Since our cash and cash equivalents as of June 30, 2023 are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. To continue to fund our operations, our management has developed plans, which primarily consist of raising additional capital through one or more of the following: equity or debt financings; collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain additional capital. As a result, we may need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating certain costs related to our operations and research and development programs. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will remain approximately the same or will continue to increase for the foreseeable future as we advance our programs and our current or future product candidates into and through the development phase. We expect our discovery research efforts and our related personnel costs to remain consistent with historical levels.  In addition, as we progress our most advanced product candidates in clinical development, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into, or may enter into, license, acquisition, option or other agreements to acquire the rights to future products and product candidates. In the event we are unable to raise additional capital to fund our operations, we may be required to adopt cost reduction strategies that seek to maintain our ability to continue the development of our most advanced product candidates in clinical development while otherwise reducing our overall research and development expenses.

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	our ability to maintain our current research and development programs;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
●	general economic conditions, including inflation; and
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics.

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

We anticipate that our general and administrative expenses will remain consistent with historical levels as we maintain our infrastructure to support our research and development activities. We expect to continue to incur significant expenses associated with operating as a public company, including costs for accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance costs and investor and public relations costs. We also expect to continue to incur additional intellectual property-related expenses as we file patent applications to protect intellectual property arising from our research and development activities. In the event we are unable to raise additional capital, we may implement cost reduction strategies that seek to reduce our general and administrative expenses while maintaining sufficient infrastructure to support our planned research and development activities and operations as a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our debt arrangement with Pacific Western Bank, or PacWest, and amortization of the debt discount related to debt issuance costs.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Operating expenses
Research and development	$13,218	$16,246	$(3,028)
General and administrative	6,898	8,306	(1,408)
Total operating expenses	20,116	24,552	(4,436)
Loss from operations	(20,116)	(24,552)	4,436
Other income (expense), net
Other income (expense), net	761	(61)	822
Total other income (expense), net	761	(61)	822
Net loss	$(19,355)	$(24,613)	$5,258

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
XTX101	$755	$2,776	$(2,021)
XTX202	2,757	994	1,763
XTX301	1,202	4,115	(2,913)
Other early programs and indirect research and development	3,330	3,050	280
Personnel-related (including stock-based compensation)	5,174	5,311	(137)
Total research and development expenses	$13,218	$16,246	$(3,028)

Research and development expenses decreased by $3.0 million from $16.2 million for the three months ended June 30, 2022 to $13.2 million for the three months ended June 30, 2023. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs decreased by $2.0 million, primarily driven by a $1.7 million decrease due to the timing of manufacturing activities in the comparable period and a $0.3 million decrease in clinical development activities related to our ongoing Phase 1 clinical trial;
●	XTX202 costs increased by $1.8 million, primarily driven by an increase in clinical development activities related to our ongoing Phase 1/2 clinical trial;
●	XTX301 costs decreased by $2.9 million, primarily driven by a $2.5 million decrease due to the timing of manufacturing activities in the comparable period and a $0.9 million decrease in preclinical activities, partially offset by a $0.5 million increase in clinical development activities related to our Phase 1 clinical trial;
●	other early programs and indirect research and development expenses increased by $0.3 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs were relatively unchanged, primarily driven by consistent research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Personnel-related (including stock-based compensation)	$3,950	$5,169	$(1,219)
Professional and consulting fees	1,757	1,537	220
Facility-related and other general and administrative expenses	1,191	1,600	(409)
Total general and administrative expenses	$6,898	$8,306	$(1,408)

General and administrative expenses decreased by $1.4 million from $8.3 million for the three months ended June 30, 2022 to $6.9 million for the three months ended June 30, 2023. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $1.2 million, primarily driven by a $0.8 million decrease in stock-based compensation, as the prior year period included $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options, and a $0.4 million decrease in salaries, bonuses and benefits;
●	professional and consulting fees increased by $0.2 million, primarily driven by a $0.4 million increase in legal fees partially offset by a $0.2 million decrease in consulting fees; and
●	facility-related and other general and administrative expenses decreased by $0.4 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net, was other income of $0.8 million for the three months ended June 30, 2023 and other expense of $0.1 million for the three months ended June 30, 2022. The change in other income (expense), net was primarily due to an increase in interest income earned on our cash and cash equivalents due to higher interest rates.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Operating expenses
Research and development	$29,349	$31,166	$(1,817)
General and administrative	14,293	14,610	(317)
Total operating expenses	43,642	45,776	(2,134)
Loss from operations	(43,642)	(45,776)	2,134
Other income (expense), net
Other income (expense), net	1,641	(190)	1,831
Total other income (expense), net	1,641	(190)	1,831
Net loss	$(42,001)	$(45,966)	$3,965

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
XTX101	$1,476	$4,034	$(2,558)
XTX202	4,501	2,565	1,936
XTX301	4,330	7,280	(2,950)
Other early programs and indirect research and development	7,993	7,374	619
Personnel-related (including stock-based compensation)	11,049	9,913	1,136
Total research and development expenses	$29,349	$31,166	$(1,817)

Research and development expenses decreased by $1.8 million from $31.2 million for the six months ended June 30, 2022 to $29.3 million for the six months ended June 30, 2023. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs decreased by $2.6 million, primarily driven by a $1.9 million decrease due to the timing of manufacturing activities in the comparable period and a $0.6 million decrease in clinical development activities related to our ongoing Phase 1 clinical trial;
●	XTX202 costs increased by $1.9 million, primarily driven by a $2.6 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial, partially offset by a $0.5 million decrease in manufacturing activities;
●	XTX301 costs decreased by $3.0 million, primarily driven by a $2.3 million decrease in preclinical activities and a $1.9 million decrease due to the timing of manufacturing activities in the comparable period, partially offset by a $1.5 million increase in clinical development activities related to our Phase 1 clinical trial;
●	other early programs and indirect research and development expenses increased by $0.6 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs increased by $1.1 million, primarily driven by an increase in salaries, bonuses and benefits due to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Personnel-related (including stock-based compensation)	$8,231	$8,805	$(574)
Professional and consulting fees	3,817	2,939	878
Facility-related and other general and administrative expenses	2,245	2,866	(621)
Total general and administrative expenses	$14,293	$14,610	$(317)

General and administrative expenses decreased by $0.3 million from $14.6 million for the six months ended June 30, 2022 to $14.3 million for the six months ended June 30, 2023. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $0.6 million, primarily driven by a $1.0 million decrease in stock-based compensation, as the prior year period included $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options, partially offset by a $0.4 million increase in salaries, bonuses and benefits due to higher general and administrative headcount;
●	professional and consulting fees increased by $0.9 million, primarily driven by a $0.6 million increase in legal fees and a $0.3 million increase in accounting and other professional fees; and
●	facility-related and other general and administrative expenses decreased by $0.6 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net, was other income of $1.6 million for the six months ended June 30, 2023 and other expense of $0.2 million for the six months ended June 30, 2022. The change in other income (expense), net was primarily due to an increase in interest income earned on our cash and cash equivalents due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. Through June 30, 2023, we have received an aggregate of $350.9 million in net proceeds from such transactions, including $116.4 million in net proceeds from our IPO, $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of June 30, 2023, we had cash and cash equivalents of $75.4 million.

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, or Form S-3, to register for sale up to $250,000,000 of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, we also entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the Sales Agreement. Through the filing date of this Quarterly Report on Form 10-Q, we have not issued or sold any shares of our common stock pursuant to the Sales Agreement. Issuances or sales of common stock pursuant to the Sales Agreement, if any, would be made under the Form S-3 and the corresponding prospectus related to the issuance and sale of shares of our common stock pursuant to the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash used in:
Operating activities	$(41,824)	$(37,591)
Investing activities	(486)	(1,025)
Financing activities	(2,680)	(26)
Net decrease in cash, cash equivalents and restricted cash	$(44,990)	$(38,642)

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

During the six months ended June 30, 2023, net cash used in operating activities of $41.8 million was primarily driven by our net loss of $42.0 million and changes in operating assets and liabilities of $4.5 million, partially offset by net non-cash expenses of $4.7 million.

During the six months ended June 30, 2022, net cash used in operating activities of $37.6 million was primarily driven by our net loss of $46.0 million, partially offset by changes in operating assets and liabilities of $2.6 million and net non-cash expenses of $5.7 million.

Investing Activities

During the six months ended June 30, 2023 and 2022, net cash used in investing activities of $0.5 million and $1.0 million, respectively, consisted of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities of $2.7 million consisted of repayments of debt principal and payments on our finance lease for certain lab equipment, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan.

During the six months ended June 30, 2022, net cash used in financing activities of less than $0.1 million consisted of payments on our finance lease for certain lab equipment partially offset by proceeds received from the exercise of stock options.

Loan and Security Agreement

In November 2019, our wholly owned subsidiary, Xilio Development, Inc., entered into a loan and security agreement with PacWest, as amended and restated in May 2023, with us as a guarantor, which we refer to as the loan agreement. Under the loan agreement, in November 2019, we borrowed $10.0 million under a term loan. Borrowings under the loan agreement are collateralized by substantially all of the assets of Xilio Development, Inc., excluding intellectual property. Interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of June 30, 2023, the interest rate on the term loan was 8.50%. We made interest-only payments on the outstanding balance through December 31, 2022. We commenced making equal monthly payments of principal plus interest in January 2023, and we will be required to make such payments until the term loan matures on June 30, 2024. As of June 30, 2023, the outstanding principal balance under the loan agreement was $7.2 million.

The loan agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

Capital Requirements and Going Concern

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

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as employee compensation and research and development charges due to, for example, increases in the costs of labor and supplies. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment that may also increase our operating costs in the future.

As of June 30, 2023, we had cash and cash equivalents of $75.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our planned operating expenses and capital expenditure requirements into the end of the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, since our cash and cash equivalents as of June 30, 2023 are not expected to be sufficient to fund our operating expenses and capital expenditures for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. We will require substantial additional capital to fund our operations as we continue to advance our product candidates through clinical trials and maintain the infrastructure necessary to support these activities. To continue to fund our operations, our management has developed plans, which primarily consist of raising additional capital through one or more of the following: equity or debt financings; partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain additional capital. As a result, we may need to implement cost reduction strategies, which could include delaying, reducing or eliminating certain costs related to our operations and research and development programs. The accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage cytokine product candidates, XTX202 and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop XTX101, our Fc-enhanced tumor-activated anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics;
●	the costs of maintaining or expanding our operations and continuing to operate as a public company; and
●	our ability to continue as a going concern.

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

Our expectation with respect to our ability to fund our currently planned operations is based on estimates that are subject to various risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to management and there can be no assurance that our current operating plan will be achieved in the time frame anticipated by us, and we may exhaust our available capital resources sooner than we expect.

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

If we raise additional capital through collaborations, partnerships, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or products, and we may be required to grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital, we may have to significantly delay, reduce or eliminate some or all of our product development or grant rights to develop and market product candidates or products that we would have otherwise preferred to develop and market ourselves.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

Our recurring losses from operations and the early development stage of our lead product candidates raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise substantial additional capital to finance our operations, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.

As of June 30, 2023, we had cash and cash equivalents of $75.4 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the end of the second quarter of 2024. However, since our cash and cash equivalents as of June 30, 2023 are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. In addition, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may exhaust our available capital sooner than planned.

We expect to continue to incur operating losses in connection with our ongoing research and development activities, particularly as we advance our product candidates through clinical trials, maintain the infrastructure necessary to support these activities and incur costs associated with operating as a public company. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;

●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop XTX101, our Fc-enhanced tumor-activated anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics;
●	the costs of maintaining or expanding our operations and continuing to operate as a public company; and
●	our ability to continue as a going concern.

We will require additional capital to sustain our operations. We currently do not have any committed external sources of funds and adequate additional capital may not be available to us on acceptable terms, or at all. We expect to seek additional capital through one or more of the following: equity or debt financings; collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain additional capital. In addition, our ability to raise additional capital may be adversely impacted by potential worsening economic conditions, both inside and outside the U.S., including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars or civil or political unrest. We can give no assurance that we will be able to secure additional capital to support our operations, or if such funds are available to us, that such additional funding will be sufficient to meet our needs. As a result, we may need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating certain costs related to our operations and research and development programs. These factors raise substantial doubt about our ability to continue as a going concern, and our failure to raise capital, on attractive terms or at all, would have a material adverse effect on our business, results of operations and financial condition.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $42.0 million and $46.0 million for the six months ended June 30, 2023 and 2022, respectively, and $88.2 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $291.1 million. To date, we have funded our operations primarily through proceeds from our initial public offering, or IPO, the sale of preferred units and convertible preferred stock and a debt financing. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4), XTX202 (IL-2) and XTX301 (IL-12), and we have not commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: XTX101 (anti-CTLA-4), XTX202 (IL-2), and XTX301 (IL-12). We are currently evaluating XTX101 and XTX301 in ongoing Phase 1 clinical trials and XTX202 in an ongoing Phase 1/2 clinical trial. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union, or EU.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. For example, in preclinical mouse models, we observed XTX101 had tumor-selective activity and tumor growth inhibition superior to that of an ipilimumab analog, and that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with both XTX101 and XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Similarly, there can be no assurance that interim or preliminary clinical data or results, including without limitation the preliminary Phase 1 data reported for XTX101, including the partial response observed in one patient treated with XTX101, or the preliminary intra-tumoral pharmacodynamic data reported for four patients treated with XTX202, will be predictive of future clinical data or results. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in May 2023, we reported preliminary Phase 1 data from our clinical trial for XTX101, which data included a partial response observed in one patient treated with XTX101. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Collaborations, licenses or similar arrangements involving our research programs or any product candidates pose numerous risks to us, including the following:

●	collaborators or licensors have significant discretion in determining the efforts and resources that they will apply to these arrangements;
●	collaborators or licensors may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in such third party’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators or licensors may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators or licensors could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators or licenses may be acquired by a third party having competitive products or different priorities;
●	collaborators or licensors with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidate(s);
●	collaborators or licensors may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators or licensors and us that result in the delay or termination of the research, development, or commercialization of our product candidates or any of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
●	collaborations or licenses may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborations or license agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator or licensor of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. In response to the COVID-19 pandemic, the FDA issued numerous guidance documents and took other actions to facilitate research and development of new drug products. The public health emergency declarations related to COVID-19 ended on May 11, 2023.  As a result, the FDA ended some COVID-19-related policies, allowed others to continue for a specified time period and plans to retain certain COVID-19-related policies with changes. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

We expect that current or future litigation involving provisions of the IRA will have unpredictable and uncertain results on the implementation and impact of the IRA on biotechnology industry generally, as well as our business and current or future products. For example, in June 2023, Merck & Co., or Merck, filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties have filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Accordingly, while it is currently unclear how the IRA will be affected, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission, or FTC, and state attorneys general all are aggressive in reviewing privacy and data security protections for consumers. In addition, new laws have been enacted or are considered at both the federal and state levels. As a result, we will need to seek to ensure our business practices comply with evolving rules and guidance at the federal and state level related to privacy and data security in order to mitigate our risk for any potential enforcement action, which may be costly. In addition, if we are subject to an enforcement action and settlement order, we may by require to adhere to very specific privacy and data security practices or pay fines and adhere to specified compliance requirements, all of which could be costly and adversely impact our business.

For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce, and is in the process of developing rules related to commercial surveillance and data security.

Similarly, in 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In addition, the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created the California Privacy Protection Agency, a new enforcement agency whose sole responsibility is to enforce the CPRA. In addition to California, at least 11 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business at the international level.

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

Subject to the results of current or future clinical trials and our ability to raise sufficient additional capital to support our growth strategy, we expect to grow our organization in the future, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of July 31, 2023, we had 84 full-time employees. Subject to the results of current or future clinical trials and our ability to raise sufficient additional capital to support our growth strategy, we expect to experience future growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory and medical affairs, and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we would need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any such expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations could also lead to significant costs and could divert our management and business development resources. Our inability to effectively manage the expansion of our operations could result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In addition, growth in our number of employees or scope of our operations could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

An active trading market for our common stock may never develop or be sustained.

Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our shares may never develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

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

As of July 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur substantial legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection

Act, Nasdaq listing requirements, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly.

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

10.1*#	Amended and Restated Non-Employee Director Compensation Policy
10.2

Amended and Restated Loan and Security Agreement, dated as of May 5, 2023, by and between Xilio Development, Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40925), filed with the Securities and Exchange Commission on May 9, 2023)

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

XILIO THERAPEUTICS, INC.

Date: August 14, 2023	By:	/s/ René Russo
René Russo, Pharm.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kevin Brennan
Kevin Brennan
Senior Vice President, Finance and Accounting
(Principal Financial and Accounting Officer)