Form 10-K/A
period 2022-12-31
Xilio Therapeutics, Inc.
filed 2023-11-09
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of February 24, 2023 was 27,471,740.

Documents Incorporated by Reference

None.

Auditor Name: Ernst & Young LLP	Auditor Location: Boston, Massachusetts	Auditor Firm ID: 42

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Xilio Therapeutics, Inc. (the “Company”) for the period ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2023 (the “Original Form 10-K”). This Amendment is being filed for the sole purpose of revising the certifications contained in Exhibit 31.1 to add language regarding internal control over financial reporting in paragraph 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-K.

This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(b) The exhibits listed in the following index are filed as part of this Amendment.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (formatted as Inline XBRL)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

XILIO THERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ René Russo
	Name:	René Russo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Kevin Brennan
	Name:	Kevin Brennan
	Title:	Senior Vice President, Finance and Accounting
(Principal Financial and Accounting Officer)