Form 10-Q/A
period 2023-03-31
Xilio Therapeutics, Inc.
filed 2023-11-09
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on May 5, 2023: 27,470,702.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Xilio Therapeutics, Inc. (the “Company”) for the period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2023 (the “Original Form 10-Q”). This Amendment is being filed for the sole purpose of revising the certifications contained in Exhibits 31.1 and 31.2 to add language regarding internal control over financial reporting in paragraph 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-Q.

This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment.  Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART II— OTHER INFORMATION

Item 6. Exhibits

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