Form 10-Q/A
period 2023-06-30
Xilio Therapeutics, Inc.
filed 2023-11-09
CIK 1840233

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on August 4, 2023: 27,539,620

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Xilio Therapeutics, Inc. (the “Company”) for the period ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Form 10-Q”). This Amendment is being filed for the sole purpose of revising the certifications contained in Exhibits 31.1 and 31.2 to add language regarding internal control over financial reporting in paragraph 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-Q.

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