Form 10-Q
period 2023-09-30
Xilio Therapeutics, Inc.
filed 2023-11-09
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on November 7, 2023: 27,542,000

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern;
●	our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	the potential advantages and benefits of our current and future product candidates;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	developments relating to our competitors and our industry;

●	our ability to establish and maintain collaborations;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of general economic conditions, including inflation; and
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our recurring losses from operations and the early development stage of our lead product candidates raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital in the near term, we will need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract manufacturers, or CMOs. For example, the CMOs on which we rely may not continue to meet regulatory requirements, may have limited capacity or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$59,772	$120,385
Prepaid expenses and other current assets	4,708	4,111
Total current assets	64,480	124,496
Restricted cash	1,580	1,562
Property and equipment, net	6,366	7,255
Operating lease right-of-use asset	5,247	5,585
Other non-current assets	169	267
Total assets	$77,842	$139,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,486	$3,125
Accrued expenses	9,404	10,327
Operating lease liability, current portion	1,014	918
Note payable, current portion	4,957	6,667
Other current liabilities	68	82
Total current liabilities	16,929	21,119
Note payable, net of current portion	—	3,165
Operating lease liability, net of current portion	8,415	9,189
Other non-current liabilities	—	45
Total liabilities	25,344	33,518
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 27,542,000 shares issued and 27,528,926 shares outstanding at September 30, 2023; 27,471,607 shares issued and 27,425,447 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	360,352	354,752
Accumulated deficit	(307,857)	(249,108)
Total stockholders’ equity	52,498	105,647
Total liabilities and stockholders’ equity	$77,842	$139,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$11,051	$13,038	$40,400	$44,204
General and administrative	6,310	7,168	20,603	21,778
Total operating expenses	17,361	20,206	61,003	65,982
Loss from operations	(17,361)	(20,206)	(61,003)	(65,982)
Other income, net
Other income, net	613	416	2,254	226
Total other income, net	613	416	2,254	226
Net loss and comprehensive loss	$(16,748)	$(19,790)	$(58,749)	$(65,756)
Net loss per share, basic and diluted	$(0.61)	(0.72)	$(2.14)	$(2.40)
Weighted average common shares outstanding, basic and diluted	27,523,821	27,399,906	27,475,579	27,384,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Vesting of restricted common stock	14,217	—	—	—	—
Exercise of stock options	156	—	—	—	—
Stock-based compensation expense	—	—	1,791	—	1,791
Net loss	—	—	—	(22,646)	(22,646)
Balance at March 31, 2023	27,439,820	$3	$356,543	$(271,754)	$84,792
Issuance of common stock under employee stock purchase plan	68,929	—	140	—	140
Vesting of restricted common stock	9,978	—	—	—	—
Exercise of stock options	168	—	—	—	—
Stock-based compensation expense	—	—	1,800	—	1,800
Net loss	—	—	—	(19,355)	(19,355)
Balance at June 30, 2023	27,518,895	$3	$358,483	$(291,109)	$67,377
Vesting of restricted common stock	7,598	—	—	—	—
Exercise of stock options	2,433	—	8	—	8
Stock-based compensation expense	—	—	1,861	—	1,861
Net loss	—	—	—	(16,748)	(16,748)
Balance at September 30, 2023	27,528,926	$3	$360,352	$(307,857)	$52,498

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2021	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	15,441	—	—	—	—
Exercise of stock options	2,657	—	16	—	16
Stock-based compensation expense	—	—	2,029	—	2,029
Net loss	—	—	—	(21,353)	(21,353)
Balance at March 31, 2022	27,376,473	$3	$348,357	$(182,239)	$166,121
Vesting of restricted common stock	15,361	—	—	—	—
Stock-based compensation expense	—	—	2,709	—	2,709
Net loss	—	—	—	(24,613)	(24,613)
Balance at June 30, 2022	27,391,834	$3	$351,066	$(206,852)	$144,217
Vesting of restricted common stock	15,315	—	—	—	—
Stock-based compensation expense	—	—	1,871	—	1,871
Net loss	—	—	—	(19,790)	(19,790)
Balance at September 30, 2022	27,407,149	$3	$352,937	$(226,642)	$126,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(58,749)	$(65,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,451	1,358
Non-cash interest expense	141	164
Stock-based compensation expense	5,452	6,609
Loss on disposal of property and equipment	3	1
Changes in operating assets and liabilities:
Prepaid and other assets	(597)	1,283
Operating lease right-of-use asset	338	288
Accounts payable	(1,625)	(972)
Accrued expenses and other liabilities	(928)	116
Operating lease liability	(679)	(591)
Net cash used in operating activities	(55,193)	(57,500)
Cash flows from investing activities:
Purchases of property and equipment	(486)	(1,358)
Net cash used in investing activities	(486)	(1,358)
Cash flows from financing activities:
Repayments of debt principal	(5,000)	—
Payments of finance lease	(64)	(64)
Proceeds from issuance of common stock under employee stock purchase plan	140	—
Proceeds from exercise of stock options	8	16
Net cash used in financing activities	(4,916)	(48)
Decrease in cash, cash equivalents and restricted cash	(60,595)	(58,906)
Cash, cash equivalents and restricted cash, beginning of period	121,947	199,606
Cash, cash equivalents and restricted cash, end of period	$61,352	$140,700
Supplemental cash flow disclosure:
Cash paid for interest	$474	$380
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$—	$371
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$59,772	$139,143
Restricted cash	1,580	1,557
Cash, cash equivalents and restricted cash, end of period	$61,352	$140,700

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of September 30, 2023, the Company had an accumulated deficit of $307.9 million and has incurred significant operating losses, including net losses of $58.7 million and $65.8 million for the nine months ended September 30, 2023 and 2022, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. The Company anticipates its existing cash and cash equivalents of $59.8 million as of September 30, 2023 will not be sufficient to enable the Company to fund its current operating plan and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To continue to fund the operations of the Company, management has developed plans, which in the near term primarily consist of raising additional capital through one or more of the following: equity or debt financings; collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise, and the Company may be unable to obtain sufficient additional capital. If the Company is not able to secure sufficient additional capital in the near term, the Company will need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to its operations and research and development programs. In addition, if the Company’s efforts to secure sufficient additional capital in the near term are unsuccessful, the Company may in the future need to seek to engage in one or more other strategic alternatives, including without limitation, the sale or divestiture of some or all of its assets or proprietary technologies.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2023. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc., a Delaware corporation and Xilio Securities Corporation, a Massachusetts security corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.

Collaboration Agreements

The Company analyzes its collaboration agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). For arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For collaboration agreements where the Company is reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses, such reimbursements and cost-sharing arrangements are reflected as a reduction of research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations.

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

3. Property and Equipment, Net

Property and equipment, net consists of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Laboratory equipment	$6,091	$5,587
Computers and software	183	228
Furniture and fixtures	681	636
Leasehold improvements	5,124	5,124
Construction in process	—	98
Total property and equipment	12,079	11,673
Less: accumulated depreciation	(5,713)	(4,418)
Property and equipment, net	$6,366	$7,255

The Company recognized depreciation and amortization expense related to property and equipment of $1.4 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

4. Accrued Expenses

Accrued expenses consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
External research and development	$4,553	$3,178
Personnel-related	4,051	5,413
Professional and consulting fees	627	1,536
Other	173	200
Total accrued expenses	$9,404	$10,327

5. Loan and Security Agreement

In November 2019, the Company’s wholly owned subsidiary, Xilio Development, Inc. (“Borrower”), entered into a loan and security agreement (as amended and restated in May 2023, the “Loan Agreement”) with Pacific Western Bank (“PacWest”), with the Company as a guarantor. Under the Loan Agreement, in November 2019, the Borrower borrowed $10.0 million under a term loan. Interest on amounts outstanding under the Loan Agreement accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of September 30, 2023, the interest rate on the term loan was 8.75%. The Borrower was required to make interest-only payments on any outstanding balances through December 31, 2022. The Borrower commenced making equal monthly payments of principal plus interest in January 2023, and it will be required to make such payments until the term loan matures on June 30, 2024.

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

Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balance, and the administrative agent, collateral agent, and lender may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. As of September 30, 2023, the Company and Borrower were in compliance with all covenants under the Loan Agreement.

The Borrower has the following minimum aggregate future loan principal payments under the Loan Agreement as of September 30, 2023:

Minimum Loan
Payments
2023 (remaining three months)	$1,667
2024	3,333
Total future principal payments	5,000
Less: unamortized discount	(43)
Total note payable	$4,957

The Company recognized $0.6 million and $0.5 million of interest expense related to the Loan Agreement for the nine months ended September 30, 2023 and 2022, respectively, which is reflected in other income, net on the condensed consolidated statements of operations and comprehensive loss.

6. Collaboration Agreements

In July 2023, the Company and F. Hoffmann-La Roche Ltd. (“Roche”) entered into a clinical trial collaboration (the “Roche Clinical Collaboration”) pursuant to a clinical supply agreement to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of a Phase 1 dose escalation portion assessing the combination in patients with advanced solid tumors and a Phase 2 portion assessing the combination in patients with microsatellite stable colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. The Company will sponsor and conduct the Phase 1/2 clinical trial and retains global development and commercialization rights to XTX101.

The Company concluded that the cost-sharing payments from the Roche Clinical Collaboration are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments from the Roche Clinical Collaboration as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. During the three and nine months ended September 30, 2023, the Company recognized a reduction of research and development expenses of $2.0 million. As of September 30, 2023, $2.0 million of earned but unpaid cost-sharing payments were included in prepaid expenses and other current assets of the Company’s condensed consolidated balance sheets.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of September 30, 2023 and December 31, 2022, the Company had a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

As of September 30, 2023 and December 31, 2022, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

Shares Reserved for Future Issuance

As of September 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for future issuance under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the 2021 Stock Incentive Plan (the “2021 Plan”), the 2022 Inducement Stock Incentive Plan (the “2022 Inducement Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) as follows:

	September 30,	December 31,
	2023	2022
Shares of common stock reserved for exercise of a warrant	2,631	2,631
Shares of common stock reserved for exercise of outstanding stock options under the 2020 Plan, 2021 Plan and 2022 Inducement Plan	7,823,478	4,960,553
Shares of common stock reserved for future awards under the 2021 Plan	1,412,759	2,848,568
Shares of common stock reserved for future awards under the 2022 Inducement Plan	220,000	275,000
Shares of common stock reserved for purchase under the 2021 ESPP	772,507	566,720
Total shares reserved for future issuance	10,231,375	8,653,472

9. Stock-Based Compensation

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

As of September 30, 2023, there were 1,412,759 shares available for future issuance under the 2021 Plan.

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

As of September 30, 2023, there were 220,000 shares available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 ESPP, which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. In addition, the 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by the lesser of (i) 584,062 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on such date, and (iii) a number of shares of common stock as determined by the Company’s board of directors. On January 1, 2023, the number of shares reserved for issuance under the 2021 ESPP was increased by 274,716 shares. Offering periods under the 2021 ESPP commence on each June 1 and December 1, and end on the following November 30 and May 31, respectively. During the nine months ended September 30, 2023, 68,929 shares were purchased under the 2021 ESPP. During the nine months ended September 30, 2022, no shares were purchased under the 2021 ESPP.

As of September 30, 2023, there were 772,507 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2023 and 2022, the Company recorded compensation expense related to stock options, restricted common stock and ESPP share purchases for employees and non-employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$548	$594	$1,670	$1,827
General and administrative expense	1,313	1,277	3,782	4,782
Total stock-based compensation expense	$1,861	$1,871	$5,452	$6,609

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2022	4,960,553	$8.04	8.59	$89
Granted	3,738,555	$2.75
Exercised	(2,757)	$2.82
Cancelled/forfeited	(872,873)	$6.77
Outstanding as of September 30, 2023	7,823,478	$5.66	8.54	$-
Exercisable as of September 30, 2023	2,768,685	$7.19	7.66	$-

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2023 and 2022 was $2.02 and $5.88, respectively. The following assumptions were used in determining the fair value of options granted during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.57 - 4.40%	1.47 – 3.63%
Expected dividend yield	0%	0%
Expected term (in years)	5.50 - 6.08	5.27 – 6.08
Expected volatility	81.69 - 87.32%	80.75 – 87.64%

As of September 30, 2023, the Company had unrecognized stock-based compensation expense of $14.3 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2022	46,160	$5.51
Vested	(31,793)	$5.51
Canceled/Forfeited	(1,293)	$5.51
Unvested as of September 30, 2023	13,074	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The aggregate fair value of the restricted stock awards that vested during the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.3 million, respectively. As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.

10. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Nine Months Ended
	September 30,
	2023	2022
Unvested restricted common stock	13,074	64,458
Outstanding stock options	7,823,478	4,999,256
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	60,488	—
Total common stock equivalents	7,899,671	5,066,345

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary geographically precise solutions, or GPS, platform to build a pipeline of novel, tumor-activated molecules, including antibodies, cytokines and other biologics, which are designed to optimize their therapeutic index by localizing anti-tumor activity within the tumor microenvironment. Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb, XTX202, an interleukin 2, or IL-2, therapy, and XTX301, an interleukin 12, or IL-12, therapy. In addition to our clinical-stage product candidates, we are continuing to leverage our GPS platform and expertise in developing tumor-activated I-O therapies to develop additional tumor-activated immunotherapies, including product candidates with a range of tumor targeting approaches.

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

Liquidity and Going Concern Overview

Since inception, we have incurred significant operating losses, including net losses of $58.7 million and $65.8 million for the nine months ended September 30, 2023 and 2022, respectively. Our net loss for the year ended December 31, 2022 was $88.2 million. As of September 30, 2023, we had an accumulated deficit of $307.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of September 30, 2023, we had cash and cash equivalents of $59.8 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the end of the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. Since our cash and cash equivalents as of September 30, 2023 are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. To continue to fund our operations, our management has developed plans, which in the near term primarily consist of raising additional capital through one or more of the following: equity or debt financings; collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs. In addition, if our efforts to secure sufficient additional capital in the near term are unsuccessful, we may in the future need to seek to engage in one or more other strategic alternatives, including without limitation, the sale or divestiture of some or all of our assets or proprietary technologies. For more information, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated balance sheets as prepaid expenses or accrued research and development expenses. We record cost-sharing payments under our clinical trial collaboration with F. Hoffmann-La Roche Ltd., which we refer to as the Roche clinical collaboration, as a reduction of research and development costs upon the achievement of each study development event specified in the clinical supply agreement. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will remain approximately the same or will continue to increase for the foreseeable future as we advance our programs and our current or future product candidates into and through the development phase. We expect our discovery research efforts and our related personnel costs to remain consistent with historical levels.  In addition, as we progress our most advanced product candidates in clinical development, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into, or may enter into, license, acquisition, option or other agreements to acquire the rights to future products and product candidates. In the event we are unable to raise sufficient additional capital in the near term to fund our operations, we will be required to adopt cost reduction strategies that seek to maintain our ability to continue the development of our most advanced product candidates in clinical development while otherwise reducing our overall research and development expenses.

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

We anticipate that our general and administrative expenses will remain consistent with historical levels as we maintain our infrastructure to support our research and development activities. We expect to continue to incur significant expenses associated with operating as a public company, including costs for accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance costs and investor and public relations costs. We also expect to continue to incur additional intellectual property-related expenses as we file patent applications to protect intellectual property arising from our research and development activities. In the event we are unable to obtain sufficient additional capital in the near term, we will need to implement cost reduction strategies that seek to reduce our general and administrative expenses while maintaining sufficient infrastructure to support our planned research and development activities and operations as a public company.

Other Income, Net

Other income, net consists primarily of interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our debt arrangement with Pacific Western Bank, or PacWest, and amortization of the debt discount related to debt issuance costs.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Operating expenses
Research and development	$11,051	$13,038	$(1,987)
General and administrative	6,310	7,168	(858)
Total operating expenses	17,361	20,206	(2,845)
Loss from operations	(17,361)	(20,206)	2,845
Other income, net
Other income, net	613	416	197
Total other income, net	613	416	197
Net loss	$(16,748)	$(19,790)	$3,042

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
XTX101	$(967)	$1,394	$(2,361)
XTX202	2,741	1,452	1,289
XTX301	757	1,974	(1,217)
Other early programs and indirect research and development	3,744	2,861	883
Personnel-related (including stock-based compensation)	4,776	5,357	(581)
Total research and development expenses	$11,051	$13,038	$(1,987)

Research and development expenses decreased by $2.0 million from $13.0 million for the three months ended September 30, 2022 to $11.1 million for the three months ended September 30, 2023. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs decreased by $2.4 million from $1.4 million for the three months ended September 30, 2022 to $(1.0) million for the three months ended September 30, 2023, primarily driven by a $2.0 million cost-sharing payment that we earned under our Roche clinical collaboration during the three months ended September 30, 2023 and recorded as a reduction in research and development expenses and a $0.2 million decrease due to the timing of manufacturing activities in the comparable period;
●	XTX202 costs increased by $1.3 million, primarily driven by a $1.8 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial, partially offset by a $0.4 million decrease due to the timing of manufacturing activities in the comparable period;
●	XTX301 costs decreased by $1.2 million, primarily driven by a $1.2 million decrease due to the timing of manufacturing activities in the comparable period and a $0.2 million decrease in preclinical activities, partially offset by a $0.3 million increase in clinical development activities related to our Phase 1 clinical trial;
●	other early programs and indirect research and development expenses increased by $0.9 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $0.6 million, primarily driven by a decrease in salaries, bonuses and benefits due to lower research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Personnel-related (including stock-based compensation)	$3,779	$3,808	$(29)
Professional and consulting fees	1,435	2,135	(700)
Facility-related and other general and administrative expenses	1,096	1,225	(129)
Total general and administrative expenses	$6,310	$7,168	$(858)

General and administrative expenses decreased by $0.9 million from $7.2 million for the three months ended September 30, 2022 to $6.3 million for the three months ended September 30, 2023. The changes in general and administrative expenses were primarily due to the following:

●	professional and consulting fees decreased by $0.7 million, primarily driven by a decrease in consulting fees; and
●	facility-related and other general and administrative expenses decreased by $0.1 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Other Income, Net

Other income, net, increased by $0.2 million from $0.4 million for the three months ended September 30, 2022 to $0.6 million for the three months ended September 30, 2023. The increase in other income, net was primarily due to an increase in interest income earned on our cash and cash equivalents due to higher interest rates and lower interest expense on our note payable as a result of the commencement of the repayment of principal beginning in January 2023.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Operating expenses
Research and development	$40,400	$44,204	$(3,804)
General and administrative	20,603	21,778	(1,175)
Total operating expenses	61,003	65,982	(4,979)
Loss from operations	(61,003)	(65,982)	4,979
Other income, net
Other income, net	2,254	226	2,028
Total other income, net	2,254	226	2,028
Net loss	$(58,749)	$(65,756)	$7,007

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
XTX101	$509	$5,428	$(4,919)
XTX202	7,242	4,017	3,225
XTX301	5,088	9,253	(4,165)
Other early programs and indirect research and development	11,735	10,234	1,501
Personnel-related (including stock-based compensation)	15,826	15,272	554
Total research and development expenses	$40,400	$44,204	$(3,804)

Research and development expenses decreased by $3.8 million from $44.2 million for the nine months ended September 30, 2022 to $40.4 million for the nine months ended September 30, 2023. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs decreased by $4.9 million, primarily driven by a $2.1 million decrease due to the timing of manufacturing activities in the comparable period, a $2.0 million cost-sharing payment that we earned under our Roche clinical collaboration during the nine months ended September 30, 2023 and recorded as a reduction in research and development expenses and a $0.6 million decrease in clinical development activities related to our ongoing Phase 1 clinical trial;
●	XTX202 costs increased by $3.2 million, primarily driven by a $4.4 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial, partially offset by a $1.0 million decrease due to the timing of manufacturing activities in the comparable period and a $0.2 million decrease in preclinical activities;
●	XTX301 costs decreased by $4.2 million, primarily driven by a $3.1 million decrease due to the timing of manufacturing activities in the comparable period, a $2.5 million decrease in preclinical activities and a $0.3 million decrease in regulatory activities, partially offset by a $1.7 million increase in clinical development activities related to our Phase 1 clinical trial;
●	other early programs and indirect research and development expenses increased by $1.5 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs increased by $0.6 million, primarily driven by an increase in salaries, bonuses and benefits due to consistent research and development headcount combined with an increase in average compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Personnel-related (including stock-based compensation)	$12,010	$12,612	$(602)
Professional and consulting fees	5,252	5,221	31
Facility-related and other general and administrative expenses	3,341	3,945	(604)
Total general and administrative expenses	$20,603	$21,778	$(1,175)

General and administrative expenses decreased by $1.2 million from $21.8 million for the nine months ended September 30, 2022 to $20.6 million for the nine months ended September 30, 2023. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $0.6 million, primarily driven by a $1.0 million decrease in stock-based compensation, as the prior year period included $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options, partially offset by a $0.4 million increase in salaries, bonuses and benefits; and
●	facility-related and other general and administrative expenses decreased by $0.6 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Other Income, Net

Other income, net, increased by $2.0 million from $0.2 million for the nine months ended September 30, 2022 to $2.3 million for the nine months ended September 30, 2023. The increase in other income, net was primarily due to an increase in interest income earned on our cash and cash equivalents due to higher interest rates and lower interest expense on our note payable as a result of the commencement of the repayment of principal beginning in January 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO. Through September 30, 2023, we have received an aggregate of $350.9 million in net proceeds from such transactions, including $116.4 million in net proceeds from our IPO, $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of September 30, 2023, we had cash and cash equivalents of $59.8 million.

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

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in:
Operating activities	$(55,193)	$(57,500)
Investing activities	(486)	(1,358)
Financing activities	(4,916)	(48)
Net decrease in cash, cash equivalents and restricted cash	$(60,595)	$(58,906)

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

During the nine months ended September 30, 2023, net cash used in operating activities of $55.2 million was primarily driven by our net loss of $58.7 million and changes in operating assets and liabilities of $3.5 million, partially offset by net non-cash expenses of $7.0 million.

During the nine months ended September 30, 2022, net cash used in operating activities of $57.5 million was primarily driven by our net loss of $65.8 million, partially offset by changes in operating assets and liabilities of $0.1 million and net non-cash expenses of $8.1 million.

Investing Activities

During the nine months ended September 30, 2023 and 2022, net cash used in investing activities of $0.5 million and $1.4 million, respectively, consisted of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities of $4.9 million consisted of repayments of debt principal and payments on our finance lease for certain lab equipment, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

During the nine months ended September 30, 2022, net cash used in financing activities of less than $0.1 million consisted of payments on our finance lease for certain lab equipment partially offset by proceeds received from the exercise of stock options.

Loan and Security Agreement

In November 2019, our wholly owned subsidiary, Xilio Development, Inc., entered into a loan and security agreement with PacWest, as amended and restated in May 2023, with us as a guarantor, which we refer to as the loan agreement. Under the loan agreement, in November 2019, we borrowed $10.0 million under a term loan. Borrowings under the loan agreement are collateralized by substantially all of the assets of Xilio Development, Inc., excluding intellectual property. Interest on amounts outstanding accrues at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of September 30, 2023, the interest rate on the term loan was 8.75%. We made interest-only payments on the outstanding balance through December 31, 2022. We commenced making equal monthly payments of principal plus interest in January 2023, and we will be required to make such payments until the term loan matures on June 30, 2024. As of September 30, 2023, the outstanding principal balance under the loan agreement was $5.0 million.

The loan agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, a change of control and occurrence of a material adverse effect.

Capital Requirements and Going Concern

We expect our future capital requirements to increase substantially over time in connection with our ongoing research and development activities, particularly as we advance our current and planned clinical development of our product candidates and maintain the research efforts and preclinical activities associated with our other existing programs and discovery platform. In addition, we expect to continue to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

As of September 30, 2023, we had cash and cash equivalents of $59.8 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our planned operating expenses and capital expenditure requirements into the end of the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, since our cash and cash equivalents as of September 30, 2023 are not expected to be sufficient to fund our operating expenses and capital expenditures for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. We will require substantial additional capital to fund our operations as we continue to advance our product candidates through clinical trials and maintain the infrastructure necessary to support these activities. To continue to fund our operations, our management has developed plans, which in the near term primarily consist of raising additional capital through one or more of the following: equity or debt financings; partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement cost reduction strategies, which could include delaying, reducing or eliminating both internal and external costs related to our operations and research and development programs. In addition, if our efforts to secure sufficient additional capital in the near term are unsuccessful, we may in the future need to seek to engage in one or more other strategic alternatives, including without limitation, the sale or divestiture of some or all of our assets or proprietary technologies. The accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, XTX101, XTX202 and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;

●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop XTX101, our Fc-enhanced tumor-activated anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

Our recurring losses from operations and the early development stage of our lead product candidates raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital in the near term, we will need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.

As of September 30, 2023, we had cash and cash equivalents of $59.8 million. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the end of the second quarter of 2024. However, since our cash and cash equivalents as of September 30, 2023 are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. To continue to fund our operations, our management has developed plans, which in the near term primarily consist of raising additional capital through one or more of the following: equity or debt financings; collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital in the near term. If we are not able to secure sufficient additional capital, we will need to implement cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs. In addition, if our efforts to secure sufficient additional capital in the near term are unsuccessful, we may in the future need to seek to engage in one or more other strategic alternatives, including without limitation, the sale or divestiture of some or all of our assets or proprietary technologies. If we are unsuccessful in our efforts in the near term to raise additional capital or in the future to engage in one or more other strategic alternatives, we could be required to liquidate, dissolve or otherwise wind down our operations. Furthermore, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may exhaust our available capital sooner than planned.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;

●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop XTX101, our Fc-enhanced tumor-activated anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic, on our business, operations, strategy, goals and anticipated milestones, as well as our response to such epidemics or pandemics;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $58.7 million and $65.8 million for the nine months ended September 30, 2023 and 2022, respectively, and $88.2 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $307.9 million. To date, we have funded our operations primarily through proceeds from our initial public offering, or IPO, the sale of preferred units and convertible preferred stock and a debt financing. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4), XTX202 (IL-2) and XTX301 (IL-12), and we have not commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. For example, in preclinical mouse models, we observed XTX101 had tumor-selective activity and tumor growth inhibition superior to that of an ipilimumab analog, and that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with both XTX101 and XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Similarly, there can be no assurance that interim or preliminary clinical data or results, including without limitation the preliminary Phase 1 data reported for XTX101, including the partial response observed in one patient treated with XTX101, or the preliminary Phase 1/2 clinical data reported for XTX202, will be predictive of future clinical data or results. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain sufficient additional capital.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in May 2023, we reported preliminary data from our Phase 1 clinical trial for XTX101, and in November 2023, we reported preliminary data from our Phase 1/2 clinical trial for XTX202. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, as part of our ongoing Phase 1/2 clinical trial for XTX101, we plan to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in patients with microsatellite stable colorectal cancer. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical study results related to our clinical stage product candidates, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in current or future clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, to activate our molecules within the tumor microenvironment. If MMP activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress through clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the outcome of our ongoing clinical trials and the successful development of our technology and product candidates.

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

As of October 31, 2023, we had 81 full-time employees. Subject to the results of current or future clinical trials and our ability to raise sufficient additional capital to support our growth strategy, we expect to experience future growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory and medical affairs, and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we would need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any such expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations could also lead to significant costs and could divert our management and business development resources. Our inability to effectively manage the expansion of our operations could result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In addition, growth in our number of employees or scope of our operations could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain sufficient additional capital, which may not be available on favorable terms or at all. These transactions may not be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize any or all potential benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

General economic conditions, both inside and outside the U.S., including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, banking disruptions, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars, civil or political unrest, wars or other armed conflicts, have resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to raise additional capital. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future capital. For example, the prime rate has recently exceeded the interest rate floor of 4.75% under our loan and security agreement with PacWest, which has increased the amount of cash needed to service our outstanding indebtedness. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital, on attractive terms or at all, our business, financial condition, stock price and results of operations could be adversely affected, and we could be forced to delay, reduce or altogether terminate one or more current or future research and development programs. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our principal stockholders and management own a significant percentage of our common stock and exert significant control over matters subject to stockholder approval.

As of October 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

10.1#

Second Amended and Restated Employment Agreement, dated August 3, 2023, by and between the Registrant and Christopher Frankenfield (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on August 3, 2023)

10.2#

Employment Agreement, dated September 5, 2023, by and between the Registrant and Kevin Brennan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on September 5, 2023)

10.3#*	Consulting Agreement, dated September 8, 2023, by and between the Registrant and Martin Huber, M.D.
10.4#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40925), filed with the Securities and Exchange Commission on August 14, 2023)

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
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Kevin Brennan
Kevin Brennan
Senior Vice President, Finance and Accounting
(Principal Financial and Accounting Officer)