Form 10-K
period 2023-12-31
Xilio Therapeutics, Inc.
filed 2024-04-01
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $67.7 million based on the closing price of the registrant’s common stock on June 30, 2023.

The number of shares of the registrant’s common stock outstanding as of March 28, 2024 was 34,473,486.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern;
●	our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the initiation, timing, progress and results of our research and development programs, including preclinical studies and clinical trials;
●	the potential advantages and benefits of our current and future product candidates, including our beliefs regarding the potential benefits of our current and future product candidates in combination with other agents;
●	our strategic plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;

●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	developments relating to our competitors and our industry;
●	our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our partnership with Gilead Sciences, Inc., or Gilead, and clinical collaboration with F. Hoffmann-La Roche Ltd;
●	our expectations regarding milestones, equity investments and other contingent payments under our partnership with Gilead;
●	our estimates regarding anticipated future cost savings associated with our strategic portfolio reprioritization and workforce reduction announced in March 2024;
●	our expectations regarding the closing on April 2, 2024 of, and the anticipated use of the proceeds from, the private placement announced on March 28, 2024;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	the impact of general economic conditions, including inflation.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital in the near term, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.

●	If we fail to regain compliance with the continued listing requirements of The Nasdaq Stock Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract development and manufacturing organizations, or CDMOs. For example, the CDMO on which we rely may not continue to meet regulatory requirements, may have limited capacity and may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We have entered into, and may in the future seek to enter into, collaborations, licenses, or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.
●	Certain of our research and development and manufacturing activities take place in China through a third-party CDMO. A significant disruption in our ability to rely on this CDMO could materially adversely affect our business, financial condition and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.
●	Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.
●	The price of our common stock has been and, in the future, could be subject to volatility related or unrelated to our operations, and purchasers of our common stock could suffer a decline in value.

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to build a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including tumor-activated cytokines and antibodies (including bispecifics) and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb, XTX301, an interleukin 12, or IL-12, therapy, and XTX202, an interleukin 2, or IL-2, therapy. In 2023, we presented clinical data across these programs showing initial clinical validation for each of these molecules and our tumor-activated approach. In addition to our clinical-stage product candidates, we are continuing to leverage our differentiated research platform and expertise in developing tumor-activated I-O therapies to advance preclinical development for tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers).

XTX101

XTX101 is an investigational tumor-activated, Fc-enhanced, high-affinity binding anti-CTLA-4 mAb designed to block CLTA-4 and deplete regulatory T cells when activated (unmasked) in the tumor microenvironment and improve upon the therapeutic index of existing anti-CTLA-4 therapies. In the third quarter of 2023, we entered into a co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd., or Roche, to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in a multi-center, open-label Phase 1/2 clinical trial. We are currently evaluating the safety and tolerability of the combination in patients with advanced solid tumors in the Phase 1 dose escalation portion of the clinical trial. We plan to select a recommended Phase 2 dose, or RP2D, for XTX101 in combination with atezolizumab in the second quarter of 2024, and subject to the results of the Phase 1 combination dose escalation portion of the trial, we plan to initiate the Phase 2 portion of the trial for XTX101 in combination with atezolizumab in patients with microsatellite stable colorectal cancer, or MSS CRC, in the third quarter of 2024. In addition, we plan to report initial Phase 2 data for XTX101 in combination with atezolizumab in approximately 20 patients with MSS CRC in the fourth quarter of 2024 and in approximately 20 additional patients (40 patients total) in the first quarter of 2025.

XTX301

XTX301 is an investigational tumor-activated IL-12 designed to potently stimulate anti-tumor immunity and reprogram the tumor microenvironment of poorly immunogenic “cold” tumors towards an inflamed or “hot” state. In March 2024, our wholly-owned subsidiary Xilio Development, Inc., or Xilio Development, entered into an exclusive license agreement with Gilead Sciences, Inc., or Gilead, pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301 and specified other molecules directed at IL-12. For more information, please see “—License and Collaboration Agreements—Exclusive License Agreement with Gilead” below.

We are currently evaluating XTX301 in an ongoing Phase 1 first-in-human, multicenter, open-label clinical trial designed to evaluate the safety and tolerability of XTX301 as a monotherapy in patients with advanced solid tumors. In January 2024, we reported preliminary safety data into the third dose level in the Phase 1 dose escalation and anticipate reporting safety, pharmacokinetic, or PK, and pharmacodynamic, or PD, data for XTX301 in the fourth quarter of 2024.

XTX202

XTX202 is an investigational tumor-activated, beta-gamma biased IL-2 designed to potently stimulate CD8+ effector T cells and natural killer, or NK, cells without concomitant stimulation of regulatory T cells, or TREGs, when activated (unmasked) in the tumor microenvironment. In March 2024, we announced updated data from our Phase 2 clinal trial evaluating XTX202 as a monotherapy in patients with unresectable or metastatic melanoma and metastatic renal cell carcinoma, or RCC, who have progressed on standard-of-care treatment. Together with previously reported data, we believe these additional data further validate our tumor-activated approach and support the broad potential for XTX202 as a combination therapy. In March 2024, we also announced plans to explore strategic opportunities to continue to develop XTX202 in combination with other agents and, as part of a strategic portfolio reprioritization, plans to discontinue further investment in XTX202 as a monotherapy.

Future Opportunities

In addition to our most advanced product candidates, we believe our proprietary platform technology has the potential to develop additional product candidates using our tumor-activated masking approach, which is designed to achieve tumor-specific molecule activation and derive a clinically meaningful improvement in therapeutic index. We are currently leveraging our differentiated platform technology, and our unique expertise in masking antibodies and cytokines, to develop a new generation of tumor-activated bispecific molecules and immune cell engager molecules. Subject to obtaining sufficient additional capital, we plan to advance XTX501, our tumor-activated PD-1/IL-2 bispecific development candidate, into IND-enabling studies. We also plan to continue to make focused investments in our promising research-stage pipeline for additional tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). We will continue to evaluate opportunities for better tolerated and more efficacious combination therapies, using product candidates from across our portfolio with other cancer therapies, to increase the potential for curative regimens in oncology.

March 2024 Private Placement

On March 28, 2024, we entered into a securities purchase agreement with certain existing accredited investors, including Bain Capital Life Sciences and Rock Springs Capital, to issue and sell an aggregate of 1,953,125 shares of our common stock at a price of $0.64 per share and prefunded warrants to purchase up to an aggregate of 15,627,441 shares of our common stock at a purchase price of $0.6399 per prefunded warrant share, through a private investment in public equity financing. The prefunded warrants will have an exercise price of $0.0001 per share of common stock, be immediately exercisable and remain exercisable until exercised in full. We anticipate receiving aggregate gross proceeds from the private placement of approximately $11.3 million, before deducting placement agent fees and expenses payable by us. The private placement is expected to close on April 2, 2024, subject to the satisfaction of customary closing conditions. We expect to use the proceeds from the private placement to fund working capital and other general corporate purposes.

Our Approach—Improving the Therapeutic Index of I-O Therapies

Our focus is to improve upon two of the foundational mechanisms of I-O: cytokines and checkpoint inhibitors. Since the 1980s, cytokines have been explored as a cancer therapy due to their ability to carry messages between cells and serve as master regulators of the body’s response to inflammation and immune attack. Although cytokines have demonstrated compelling clinical efficacy in certain tumors, including the ability to generate sustained complete responses, or CRs, in a subset of patients, their use has been limited by severe systemic toxicity. Similar to cytokines, checkpoint inhibitors have shown the potential to provide meaningful improvements in survival for patients with cancer, but the utilization of these therapies, beyond those that target the immune proteins PD(L)-1, is also limited largely by toxicity. Finally, immune cell engagers, including T cell engaging bispecific molecules, have demonstrated encouraging clinical activity, but treatment is typically associated with significant toxicities including cytokine-release syndrome and on-target/off-tumor cytotoxicity.

Our goal is to overcome the limitations of current I-O therapies by developing products with an improved efficacy-to-toxicity ratio, or therapeutic index. The toxicities for cytokines, checkpoint inhibitors and immune cell engagers stem from their activity outside of the tumor microenvironment. Our proprietary platform is designed to overcome these systemic toxicities by creating tumor-activated molecules and unleashing the activity of tumor-activated cytokines and antibodies

(including bispecifics) and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers) in the tumor microenvironment. These molecules are intended to be inactive until they reach the tumor microenvironment, where they are activated by the unique conditions of the tumor microenvironment, resulting in localized clinical activity with minimal dose-limiting toxicities. To achieve this tumor selectivity, we apply our platform, which includes engineered features and a proprietary protein masking technology that seeks to minimize interaction with healthy tissue and cells by rendering our molecules inactive until reaching the tumor. Our platform is also designed to enable optimal PK by preventing undesired binding and elimination outside of the tumor microenvironment, resulting in geographically localized pharmacology. The engineered features are designed to ensure that our product candidates are stable molecules with well-understood properties and a reproducible manufacturing approach.

Our Strategy

Our vision is to transform the lives of patients with cancer by harnessing the power of highly potent, tumor-selective I-O therapies that deliver deep and durable clinical responses. By leveraging our proprietary platform for tumor-activated molecules, we aim to discover, develop and, ultimately, commercialize I-O therapies that overcome the known limitations of today’s approaches and provide effective, tolerable and durable therapeutic options for patients and their physicians.

In order to achieve these goals, the key elements of our strategy are to:

●	Rapidly advance clinical development for XTX101, our tumor-activated, Fc-enhanced anti-CTLA-4, through our co-funded clinical collaboration with Roche. In the third quarter of 2023, we entered into a co-funded clinical trial collaboration with Roche to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in a multi-center, open-label Phase 1/2 clinical trial. We are currently evaluating XTX101 in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation. We plan to select a RP2D for XTX101 in combination with atezolizumab in the second quarter of 2024, and subject to the results of the Phase 1 combination dose escalation portion of the trial, we plan to initiate the Phase 2 portion of the trial for XTX101 in combination with atezolizumab in patients with MSS CRC in the third quarter of 2024. In addition, we plan to report initial Phase 2 data for XTX101 in combination with atezolizumab in approximately 20 patients with MSS CRC in the fourth quarter of 2024 and in approximately 20 additional patients (40 patients total) in the first quarter of 2025.
●	Rapidly advance clinical development for XTX301, our tumor-activated IL-12, through our partnership with Gilead. In March 2024, we entered into an exclusive license agreement with Gilead to develop and commercialize XTX301, as well as other molecules directed at IL-12. We are currently evaluating XTX301 in Phase 1 monotherapy dose escalation, and we anticipate reporting safety, PK and PD data for XTX301 in the fourth quarter of 2024. Under our license agreement with Gilead, we are responsible for conducting clinical development for XTX301 in the ongoing Phase 1 clinical trial through an initial planned Phase 2 dose expansion, and then following the delivery by us of a specified clinical data package for XTX301, Gilead can elect to transition responsibilities for the development and commercialization of XTX301 to Gilead, subject to the terms of the license agreement and payment by Gilead of a transition fee.
●	Explore opportunities for strategic partnerships to evaluate XTX202, our tumor-activated, beta-gamma biased IL-2, in combination with other agents. In March 2024, we announced additional data from our Phase 2 clinical trial evaluating XTX202 in patients with metastatic RCC or unresectable or metastatic melanoma. Together with previously reported data, we believe these additional data further validate our tumor-activated approach and support the broad potential for XTX202 as a combination therapy. In March 2024, we also announced plans to explore strategic opportunities to continue to develop XTX202 in combination with other agents and, as part of a strategic portfolio reprioritization, plans to discontinue further investment in XTX202 as a monotherapy.
●	Leverage our promising research platform to advance differentiated, tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). We believe our proprietary platform technology has the potential to develop additional product candidates using our tumor-activated masking approach. In particular, we are currently leveraging our differentiated platform technology and our unique expertise in masking antibodies and cytokines to develop a new generation of tumor-activated bispecific molecules and immune cell engager molecules. Subject to obtaining sufficient additional capital, we plan to advance XTX501, our tumor-activated PD-1/IL-2 bispecific development candidate, into IND-enabling studies. We also plan to continue to make focused investments in our promising research-stage pipeline for additional tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). We will continue to evaluate opportunities for better tolerated and more efficacious combination therapies, using product candidates from across our portfolio with other cancer therapies, to increase the potential for curative regimens in oncology.
●	Leverage the broad applicability of our proprietary platform for tumor-activated I-O molecules through strategic collaborations and partnerships. We believe the collective components of our proprietary platform technology and the reproducibility it enables in our drug discovery and development efforts present a meaningful opportunity for us to leverage our platform in combination with other agents in oncology. We plan to continue to explore strategic collaborations and partnership that would enable us to access capital, accelerate the development of our current product candidates or additional product candidates or programs, evaluate our current or additional product candidates in combination with other agents, and expand our capabilities, pipeline opportunities and product offerings, particularly where a collaborator may have expertise or capabilities that are synergistic or additive to our own.

About I-O

The discovery of a role for immunotherapy in the treatment of cancer was made more than 100 years ago, when William Coley treated patients with heat-treated bacterial toxins, resulting in a profound anti-tumor effect in some of those patients. Two of the most important mechanisms within I-O are cytokines and checkpoint inhibitors, with cytokine therapies having been introduced in the 1980s and checkpoint inhibitors in the period after 2011, when the first such product was approved. Both therapeutic approaches are known to provide efficacy in terms of clinical responses and tumor shrinkage. However, toxicities have limited the application of these therapies, resulting in the need to dose-reduce, dose-interrupt or discontinue many patients from treatment. Immune checkpoint inhibitors are associated with immune-related adverse events, or AEs, that may affect any organ system and may be life-threatening or fatal to patients. Cytokines in particular are associated with broad ranging multi-organ toxicities that can be lethal and have limited the development of this class of potential therapies. Anti-PD-1/PD-L1 checkpoint inhibitors have been used broadly because they generally achieve efficacy with minimal systemic toxicity, enabling their administration at their maximally effective doses. Anti-PD-1/PD-L1 treatments have become the most widely utilized immunotherapy agent in oncology, with the U.S. Food and Drug Administration, or FDA, approvals in more than a dozen separate tumor types and $27 billion in worldwide sales in 2020. Our mission is to overcome the limitations of cytokine therapies and checkpoint inhibitors, such as anti-CTLA-4, and make immunotherapies beyond anti-PD-1/PD-L1 treatments more accessible, efficacious and safe for patients with cancer.

The promise and limitations of checkpoint inhibitors

Checkpoint inhibitors have become mainstays in cancer therapy since the FDA approved ipilimumab, an anti-CTLA-4 therapy, in 2011. Similar to cytokines, checkpoint inhibitors have shown the potential to provide meaningful improvements in survival for patients with cancer, but the utilization of these therapies has been limited largely by toxicities. These toxicities, which can be life-threatening or fatal, have resulted in the need to dose-reduce, dose-interrupt or discontinue many patients from treatment. To date, anti-PD-1/PD-L1 checkpoint inhibitors have been used broadly due to their ability to achieve efficacy with minimal systemic toxicity, enabling their administration at their maximally effective doses. In contrast, while the clinical benefit of CTLA-4 blockade to patients with cancer is well-established, the efficacy of current CTLA-4 therapies is impaired by dose-limiting toxicities arising from systemic immune activation. This has reduced the use of anti-CTLA-4 mAbs both as a monotherapy and in combination therapy. We believe XTX101, our tumor-activated, Fc-enhanced high affinity binding anti-CTLA-4, has the potential to overcome these limitations and deliver the full clinical benefit of anti-CTLA-4 mechanisms without the dose-limiting toxicities associated with existing CTLA-4 treatments.

The promise and limitations of cytokines

Cytokines are small signaling proteins that serve as master regulators of the body’s response to inflammation and immune attack. There are multiple cytokines, including IL-2, which are approved in a range of oncology and non-oncology indications. Aldesleukin, a high-dose IL-2 therapy, was first approved in 1992 as a monotherapy for patients with melanoma and RCC. Similarly, IL-12 development has been relentlessly pursued due to its unique potential to treat immunologically cold tumors, but currently there are no approved IL-12 therapies. Cytokines such as IL-2 and IL-12 have not achieved therapeutic success in a broad population of patients because their use has been limited by severe toxicity, including fatal outcomes. We believe XTX301, our tumor-activated IL-12 product candidate, has the potential to overcome these limitations and deliver a therapeutic dose with low systemic toxicity and the ability to achieve a broad therapeutic index. We also believe that XTX202, our IL-2 product candidate, has broad potential as a combination therapy based on the safety, PK and PD data reported to date from our Phase 1 and Phase 2 clinical trials.

I-O Combinations

The ability to combine oncology agents has been an important step in developing effective cancer regimens. Combination chemotherapy can be curative in settings where single agents have had limited efficacy and were not considered curative. The substantial dose-limiting toxicities associated with I-O agents has prevented these agents from being combined effectively. The ultimate promise of I-O for patients is dependent upon the ability to develop I-O agents that can be combined at their optimal doses without life-threatening toxicity. The severe toxicity of IL-2 has limited the ability to combine IL-2 with other cancer treatments without compromising the dose administered. Similarly, data from third-party clinical trials has demonstrated that the combination of ipilimumab, an anti-CTLA-4 therapy, with nivolumab, which targets the immune checkpoint protein PD-1, was associated with improved clinical outcomes, but it was limited by significantly higher risk of all-grade and high-grade immune-related AEs such as pruritus, rash, diarrhea, colitis, elevation of the liver enzyme alanine transaminase, known as ALT, hyperthyroidism, hypophysitis and pneumonitis. Importantly, combination therapy generally requires use of low dose ipilimumab at 1 mg/kg rather than the more efficacious dose of 10 mg/kg. Even at the lower dose, ipilimumab combination therapy is poorly tolerated, with AEs causing up to 80% of patients to discontinue treatment, up to 50% of patients requiring emergency room visits and up to 36% of patients requiring hospitalization. The potential of our tumor-activated molecules to minimize the systemic toxicity of I-O could allow us to combine I-O agents to meaningfully improve survival in a broader range of tumor types. We are currently evaluating XTX101, our anti-CTLA-4 product candidate, in combination with atezolizumab, and as discussed above, we plan to explore opportunities to continue to develop XTX202, our IL-2 product candidate, in combination with other agents.

Our Solution: Our Proprietary Platform Enables Tumor-Activated I-O Molecules Designed to Optimize Their Therapeutic Index

I-O therapies have curative potential for patients with cancer. However, this potential has been significantly curtailed to date by dose-limiting toxicities that result from activity of the therapeutic molecule outside the tumor microenvironment. We believe that selectively targeting the activity of I-O agents to the tumor microenvironment can overcome these dose-limiting toxicities and enable maximal therapeutic benefit for patients. Tumor-selective activation could be achieved by harnessing unique characteristics of the tumor microenvironment to activate therapeutic molecules locally that have minimal or non-detectable levels of activity outside of the tumor microenvironment.

Matrix metalloproteases, or MMPs, are enzymes involved in protein degradation that are essential for tumor growth and metastasis because they regulate key processes within the tumor microenvironment, including tumor growth, angiogenesis, invasion and metastasis. MMPs are dysregulated in the tumor microenvironment, resulting in preferential activity of MMPs in the tumor microenvironment by comparison to non-tumor, healthy tissues. As a result, we believe that our platform for tumor-activated molecules, which is designed to harness tumor MMP activity, can design molecules that selectively activate within the tumor microenvironment while maintaining minimal or non-detectable levels of activity outside of the tumor microenvironment.

Our platform enables us to engineer a broad range of immune-modulatory molecules, including tumor-activated cytokines and antibodies (including bispecifics) and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers), that contain masking domains designed to minimize their activity outside of the tumor microenvironment and turn on selectively in the tumor microenvironment where they are preferentially activated by tumor MMPs. Specifically, MMPs enzymatically cleave a protease cleavage site incorporated in a peptide linker that connects the masking protein domain to the active agent. This separates the mask from the active agent, enabling the unmasked agent to promote an anti-tumor response within the tumor microenvironment.

Key features of our tumor-activated molecules exemplify the engineering approach that underpins our platform. Each feature contributes to multiple characteristics of the molecule that are designed to enable tumor selective biological activity and tumor growth inhibition while minimizing toxicity outside of the tumor microenvironment. The general architecture of each of our tumor-activated molecules is:

•	a masking domain;
•	linker sequences;
•	a protease cleavage site;
•	a cleavable or retained half-life extension domain for cytokine, immune cell engager and bispecific molecules, as appropriate; and
•	the effector domain (i.e., an engineered cytokine, antibody or immune cell engager).

The engineered features are designed to ensure that our product candidates are stable molecules with well-understood properties and a reproducible manufacturing approach. We have applied our masking approach to cytokines and antibodies that regulate immune checkpoints, and with our earlier stage work, we have expanded the application of our platform to tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers).

Our molecules are designed to contain a masking domain that is released by protease cleavage. When the linker sequence, which contains a protease cleavage site, is cleaved by MMPs, the masking domain is released, allowing the unmasked molecule to bind to the target receptor, or in the case of an immune cell engager, bind to the immune cell and tumor antigen to facilitate an immune synapse. Before cleavage by the MMPs in the tumor microenvironment, the engineered molecule is designed to minimize interaction with healthy tissue and cells outside the tumor microenvironment. Specifically, there is no binding to target receptors, and the molecule has a long half-life outside the tumor microenvironment. After cleavage in the tumor microenvironment, the engineered molecule is locally activated and has a relatively short half-life.

Key Features of Xilio’s Tumor-Activated Molecules

We believe that the characteristics of our proprietary platform for tumor-activated molecules described above will enable the following key advantages:

•	masking that takes advantage of multiple intra-molecular interactions, minimizing the risk of activity outside of the tumor microenvironment and therefore minimizing the risk of toxicity;
•	engineering the active molecule such that unmasking in the tumor microenvironment promotes a potent, localized anti-tumor immune response;
•	early consideration and incorporation of manufacturing and development aspects into the design of molecules to facilitate production of high-quality drug product for clinical use;
•	half-life optimized molecules with prolonged half-life in the inactive (masked) state to support administration to patients on a schedule consistent with other biologics agents; and
•

locally activating molecules that have a short half-life in the tumor microenvironment, which minimizes the risk of the activated molecule exhibiting activity outside of the tumor microenvironment and, therefore, further reduces the risk of toxicity.

Our Pipeline

Leveraging our platform technology, we are building a pipeline of tumor-activated I-O molecules to treat cancer, including tumor-activated cytokines and antibodies (including bispecifics) and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). Our goal is to overcome the limitations of current I-O therapies by developing products with an improved therapeutic index. Consistent with this goal, we selected molecules that have prior clinical validation demonstrating therapeutic benefit, but that have been limited by significant toxicities that we believe can be addressed with our approach.

Program	Tumor Types	Mechanism of Action	Stage of Development	Partnerships
XTX101 in combination with atezolizumab (1)	Advanced MSS CRC	anti-CTLA-4 + PD-L1	Phase 1 combination dose escalation ongoing	Co-funded clinical collaboration with Roche
XTX301 (2)	Advanced Solid Tumors	IL-12	Phase 1 monotherapy dose escalation ongoing	Exclusive global license with Gilead
XTX202	Advanced RCC and Melanoma	IL-2βγ	Phase 2 monotherapy enrollment complete (3)	Plan to explore strategic opportunities to develop in combinations (3)
XTX501	Advanced Solid Tumors	PD-1/IL-2 bispecific	Development candidate (4)
Additional research-stage programs	Undisclosed	Tumor-activated immune cell engagers	Discovery-stage
1.	Evaluating XTX101 in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation trial and planned Phase 2 combination trial in MSS CRC.
2.	Evaluating XTX301 in Phase 1 monotherapy dose escalation for the treatment of advanced solid tumors.
3.	Plan to discontinue further investment in XTX202 as a monotherapy.
4.	Plan to advance in IND-enabling studies, subject to sufficient additional capital.

XTX101, Our Clinical-Stage, Tumor-Activated, Fc-Enhanced, High Affinity Binding Anti-CTLA-4 Product Candidate

XTX101 is an investigational tumor-activated, Fc-enhanced, high-affinity binding anti-CTLA-4 mAb designed to block CLTA-4 and deplete TREGs when activated (unmasked) in the tumor microenvironment and improve upon the therapeutic index of existing anti-CTLA-4 therapies. In the third quarter of 2023, we entered into a co-funded clinical trial collaboration with Roche to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in a multi-center, open-

label Phase 1/2 clinical trial. We are currently evaluating the safety and tolerability of the combination in patients with advanced solid tumors in the Phase 1 dose escalation portion of the clinical trial. Subject to the results of Phase 1 combination dose escalation, we plan to evaluate the safety and efficacy of the combination in the Phase 2 portion of the clinical trial in patients with microsatellite stable colorectal cancer.

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

Our Solution: XTX101, a Tumor-Activated, Fc-Enhanced Anti-CTLA-4

XTX101 is a clinical-stage, tumor-activated, Fc-enhanced anti-CTLA-4 mAb that is designed to improve upon the therapeutic index of existing anti-CTLA-4 therapies by overcoming potency and tolerability limitations. Our goal is to demonstrate an improved safety profile enabling higher anti-CTLA-4 exposure in the tumor that will result in increased efficacy. In preclinical studies, we observed the following tolerability and activity profile of XTX101:

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

Tumor-Activated Design Components of XTX101

Preliminary Phase 1 Monotherapy Data Presented in May 2023

In May 2023, we announced initial Phase 1 monotherapy dose escalation data for XTX101. As of a data cutoff date of May 2, 2023, 25 patients had been treated with XTX101, including dose levels ranging from 7 mg to 180 mg administered once every three weeks, or Q3W, and one dose level at 150 mg administered once every six weeks, or Q6W. Of these patients, 20 patients were dosed in monotherapy dose-escalation and five patients were dosed in monotherapy dose-expansion.

Patients had a wide range of advanced and treatment-refractory solid tumors, including colorectal cancer, or CRC, non-small cell lung cancer, or NSCLC, and pancreatic cancer. In addition, 76% of patients had been previously treated with at least three prior lines of anti-cancer therapy, and 44% had been previously treated with at least one I-O agent. As of the data cutoff date, three patients were continuing on treatment with XTX101, and 22 patients had discontinued treatment with XTX101.

Preliminary Safety Data

A recommended Phase 2 dose, or RP2D, and schedule of 150 mg Q6W was determined based on the favorable preliminary safety, PK and PD data for XTX101. At the RP2D, no dose-limiting toxicities were observed, and there was no reported evidence of immune-related endocrine or skin AEs that are commonly associated with systemically active anti-CTLA-4 agents. In addition, evidence of effective masking of XTX101 was demonstrated by low levels of unmasked drug detected in peripheral circulation, and XTX101 achieved target PK exposure at the RP2D, reaching the targeted area under the curve, or AUC, and peak concentration, or Cmax.

As of the data cutoff date of May 2, 2023:

●	Across all dosing levels and dosing intervals, no Grade 4 or Grade 5 treatment-related AEs were reported by investigators.

●	Among seven patients who received XTX101 administered at the RP2D of 150 mg on a Q6W dosing schedule, the most common treatment-related AEs (≥10% incidence) of any grade reported by investigators were diarrhea (14%), fatigue (14%) and decreased appetite (14%). In these patients, no treatment-related colitis or infusion related reaction of any grade was observed. Investigators reported only one Grade 3 treatment-related AE of diarrhea, which occurred after two doses and resolved after five days without steroid use. This patient tolerated two additional doses of XTX101 after dose reduction to 75 mg Q6W without any symptom recurrence. At the RP2D of 150 mg Q6W, this was the only patient with a dose reduction due to an AE, and no patients discontinued treatment due to a treatment-related AE.

●	Among 18 patients who received XTX101 administered on a Q3W dosing schedule, the most common treatment-related AEs (≥10% incidence) of any grade reported by investigators were diarrhea (28%), colitis (28%), infusion related reaction (28%), nausea (17%), vomiting (17%) and abdominal pain (11%). Of these, investigators reported the following Grade 3 treatment-related AEs: diarrhea (6%), colitis (22%) and infusion related reaction (17%). Infusion related reactions were associated with antidrug antibodies. Across all dose levels administered Q3W, two patients had dose reductions due to AEs, and four patients discontinued treatment due to an infusion related reaction.

Preliminary Anti-Tumor Activity Data

A partial response, or PR, was observed at nine weeks in one patient with advanced PD-L1 negative NSCLC with hepatic metastases treated with XTX101 at the 150 mg Q6W dose level and confirmed after the data cutoff date at week 27. The only treatment-related AE reported for this patient was Grade 1 fatigue. In addition, PD markers for anti-CTLA-4 reported for this patient showed minimal immune activation in peripheral circulation, demonstrating evidence of tumor-selective activation of XTX101.

Updated Phase 1 Monotherapy Data Presented at the European Society for Medical Oncology (ESMO) Immuno-Oncology Congress in December 2023

In December 2023, we reported updated Phase 1 monotherapy data for XTX101 at the ESMO Immuno-Oncology Congress. As of a data cutoff date of November 13, 2023, 36 patients with advanced solid tumors had been administered XTX101 monotherapy, including 18 patients at the RP2D and schedule of 150 mg Q6W.

Patients treated at the RP2D of 150 mg Q6W were heavily pre-treated, with 83% of patients receiving three or more lines of anti-cancer therapy and 56% previously treated with an immunotherapy.

Preliminary Safety Data

At the RP2D of 150 mg Q6W, 18 patients (including nine patients previously reported) were evaluable for safety as of the data cutoff date of November 13, 2023:

●	Safety data were consistent with previously reported results. XTX101 monotherapy was generally well-tolerated with treatment-related AEs primarily Grade 1 or 2, and no patients discontinued treatment due to a treatment-related AE. In addition, as previously reported, only one patient had a dose reduction due to an AE.

●	The most common treatment-related AE of any grade (≥10% incidence) reported by investigators was fatigue (11%).

●	As previously reported, investigators reported only two Grade 3 treatment-related AEs: Grade 3 treatment-related AE of diarrhea, which occurred after two doses and resolved after five days without steroid use, and one Grade 3 treatment-related AE of dermatitis.

In addition, no Grade 4 or 5 treatment-related AEs were reported by investigators across all dosing levels and dosing intervals.

Preliminary Anti-Tumor Activity Data

At the RP2D of 150 mg Q6W, 12 patients were evaluable for anti-tumor activity as of the data cutoff date:

●	As previously reported, a confirmed PR was observed in a patient with Stage 4 PD-L1 negative NSCLC, including complete resolution of liver metastases. The confirmed PR continued through 36 weeks of treatment with XTX101, with the patient discontinuing treatment after week 36 due to an unrelated AE.

●	Additional data reported demonstrated a disease control rate, or DCR, of 33% in late-line and I-O refractory patients administered XTX101 monotherapy at the RP2D of 150 mg Q6W, consisting of the confirmed PR in the NSCLC patient and stable disease in three patients (triple-negative breast cancer, melanoma and MSS CRC (n=1 each)).

Preliminary Pharmacokinetic Data

As previously reported, consistent with the tumor-selective design for XTX101, preliminary pharmacokinetic analyses demonstrated 96% activation of XTX101 in a melanoma tumor and 73% activation in a metastatic liver lesion in a CRC patient, compared to minimal peripheral activation of XTX101 of 13% in both patients.

Cytokine Programs

The major focus in our cytokine programs is the development of tumor-activated cytokines with exemplary clinical activity and tolerability. These cytokine programs include our clinical-stage, tumor-activated product candidates, XTX301 (IL-12) and XTX202 (IL-2), as well as discovery-stage programs for oncology.

XTX301, Our Clinical-Stage, Tumor-Activated IL-12 Product Candidate

XTX301 is an investigational tumor-activated IL-12 designed to potently stimulate anti-tumor immunity and reprogram the tumor microenvironment of poorly immunogenic “cold” tumors towards an inflamed or “hot” state. In March 2024, our wholly-owned subsidiary Xilio Development entered into an exclusive license agreement with Gilead pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301 and specified other molecules directed at IL-12. For more information, please see “—License and Collaboration Agreements—Exclusive License Agreement with Gilead” below.

We are currently evaluating XTX301 in an ongoing Phase 1 first-in-human, multicenter, open-label clinical trial designed to evaluate the safety and tolerability of XTX301 as a monotherapy in patients with advanced solid tumors. In January 2024, we reported preliminary safety data into the third dose level in the Phase 1 dose escalation and anticipate reporting safety, PK and PD data for XTX301 in the fourth quarter of 2024.

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

Unfortunately, systemic IL-12 therapy has historically caused severe AEs in patients with cancer. Life-threatening liver damage, called hepatotoxicity, was identified during the early development of previous IL-12 therapies, which severely limited the dose of IL-12 that could be administered, and further trials to evaluate efficacy were therefore conducted at sub-optimal doses due to the toxicity. In an early Phase 2 trial of recombinant human IL-12, the MTD of 0.5 μg/kg (administered in days 1-5 in a 21-day dosing cycle) caused severe side effects in 70% of patients, or 12 of 17 patients, of whom two died from gastrointestinal bleeding and multi-organ failure, respectively. The severe toxicities indicated that recombinant human IL-12 could not be used systemically due to rapid increases in the cytokines IFN-γ, TNF-α and IL-6 that caused a cytokine storm syndrome characterized by systemic inflammation, multi-organ dysfunction and immune cytopenias. Efforts to overcome these systemic liabilities include alternate drug delivery approaches such as intra-tumoral administration of IL-12 encoding DNA vaccines or administration of oncolytic viruses expressing IL-12. Despite activity in individual lesions, cancer is a systemic disease that cannot be cured with local therapy once it has reached an advanced stage. Therefore, to unleash the potential for IL-12 in the majority of patients with advanced or metastatic cancer, an IL-12 that can be administered systemically but act locally at the tumor site is needed.

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

Our Solution: XTX301, a Tumor-Activated IL-12

Our goal for our IL-12 program is to create a tumor-activated, extended half-life IL-12 therapeutic with minimal peripheral effects. We are using our platform technology and proprietary approach to achieve systemic delivery of tumor-activated IL-12, which we believe would have potential as a monotherapy and in combination with other therapies.

The design of our masked IL-12 cytokine molecule is closely related to that of our masked IL-2 cytokine molecule, described below, which illustrates the flexibility and robustness of our cytokine engineering approach. The masking domain is designed to prevent binding to the cell-surface IL-12 receptor, unless the linker containing the protease site is cleaved by proteases preferentially active in the tumor microenvironment. The half-life extension domain is designed to overcome the short circulating half-life of the native cytokine and the overall molecule is designed to enhance the efficiency of manufacturing.

Tumor-Activated Design Components of XTX301

We have undertaken extensive preclinical studies that demonstrated the ability of XTX301 to induce potent anti-tumor activity and PD changes consistent with known IL-12 biology. Importantly, these effects on the tumor were observed without inducing concomitant systemic toxicity, which provides evidence that the masking design was performing as intended in preclinical studies.

Preliminary Phase 1 Dose Escalation Safety Data Reported in January 2024

In January 2024, we reported preliminary safety data into the third dose level in the Phase 1 clinical trial. As of a data cutoff date of January 5, 2024, nine patients had been treated with XTX301 in the outpatient setting in Phase 1 dose escalation at three dose levels ranging from 5 ug/kg to 45 ug/kg administered once every three weeks. XTX301 was generally well-tolerated across all dose levels with no dose-limiting toxicities observed in patients as of the data cutoff date. We anticipate reporting safety, PK and PD data for XTX301 in the fourth quarter of 2024.

XTX202, Our Clinical-Stage, Tumor-Activated IL-2 Product Candidate

XTX202 is an investigational tumor-activated, beta-gamma biased IL-2 designed to potently stimulate CD8+ effector T cells and NK cells without concomitant stimulation of TREGs when activated (unmasked) in the tumor microenvironment. In March 2024, we announced updated data from our Phase 2 clinal trial evaluating XTX202 as a monotherapy in patients with unresectable or metastatic melanoma and metastatic RCC who have progressed on standard-of-care treatment. Together with previously reported data, we believe these additional data further validate our tumor-activated approach and support the broad potential for XTX202 as a combination therapy. In March 2024, we also announced plans to explore strategic opportunities to continue to develop XTX202 in combination with other agents and, as part of a strategic portfolio reprioritization, plans to discontinue further investment in XTX202 as a monotherapy.

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

Our Solution: XTX202, a Tumor-Activated IL-2

The critical challenge in the development of IL-2 therapies is to improve patient tolerability without reducing efficacy. Deploying the key structural components of our platform technology, we have designed XTX202 with three key features designed to overcome this: (1) avoidance of binding to CD25, the IL-2α receptor subunit, in order to reduce the activation of Treg cells that inhibit immune response, while maintaining effective activation of CD8+ and NK cells that promote an anti-tumor immune response; (2) overcoming the short circulating half-life of the native cytokine using the half-life extension domain; and (3) a removable protease-cleavable protein mask that prevents XTX202 from binding and signaling until the mask is removed by the MMPs that are preferentially active within the tumor microenvironment.

Tumor-Activated Design Components of XTX202

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

Initial Phase 1/2 Monotherapy Data Presented at Society for Immunotherapy of Cancer (SITC) 38th Annual Meeting in November 2023

In November 2023, we reported initial Phase 1/2 monotherapy data for XTX202 at the SITC Annual Meeting. As of a data cutoff date of October 26, 2023, 62 patients with advanced solid tumors had been administered XTX202 in an outpatient setting. Fifty-four patients were treated in Phase 1 monotherapy dose-escalation and dose-expansion at seven dose levels ranging from 0.27 mg/kg to 4 mg/kg administered on a Q3W dosing schedule. Eight patients were treated in Phase 2 monotherapy at a dose level of 1.4 mg/kg Q3W.

Patients enrolled in Phase 1 were heavily pre-treated, with 74% of patients previously treated with three or more lines of anti-cancer therapy and 69% of patients previously treated with an immunotherapy. All patients in Phase 2 had been previously treated with an immunotherapy. As of the data cutoff date, 20 patients were continuing treatment with XTX202 across the Phase 1/2 trial.

Preliminary Safety Data

Across all dose levels administered in the Phase 1/2 trial, 62 patients were evaluable for safety.

●	No signs or symptoms of vascular leak syndrome were reported by investigators through the 4.0 mg/kg dose.
●	XTX202 was generally well-tolerated. Treatment-related adverse events, or TRAE, were primarily Grade 1 or 2, and no patients discontinued treatment due to a TRAE. Higher grade TRAEs were primarily asymptomatic laboratory abnormalities, and no Grade 5 TRAEs were reported by investigators.
●	The most common TRAEs (≥10% incidence) of any grade reported by investigators across all dose levels were: fatigue (19%, no grade ≥3); pyrexia (18%, no grade ≥3); chills (16%, 2% grade 3); and lymphocyte count decreased (15%, 8% grade 3-4). Grade 3 TRAEs reported in one patient each (2%) were: diarrhea/colitis; myalgia; hypoxia; lymphopenia; and aspartate transferase, or AST/alanine transaminase, or ALT, increased. Investigators reported two Grade 4 TRAEs of lymphocyte count decreased/lymphopenia, which were both transient (<3 days) and resolved without intervention, with both patients able to continue on treatment.
●	Across all dose levels, only two patients (3%) had a dose reduction due to a TRAE, and only one dose-limiting toxicity was observed, which was a reversible and transient (<5 days) Grade 3 elevation of AST and ALT at the 1 mg/kg dose.

Preliminary Anti-Tumor Activity

Across all dose levels administered in the Phase 1/2 trial, 42 patients were evaluable for anti-tumor activity. Of these response-evaluable patients, 27 patients were treated at dose levels of 1.4 mg/kg or higher, including six patients treated at the 2.8 mg/kg dose level or higher.

●	Data demonstrated evidence of a dose-dependent increase in disease control rate, or DCR. Among the 42 response-evaluable patients treated across all dose levels, investigators reported stable disease, or SD, of at least 9-weeks duration in 13 patients (31% DCR) across a range of solid tumors, including cold tumors: melanoma (n=3); RCC (n=2); NSCLC (n=2); CRC (n=2); and myoepithelial carcinoma, vaginal cancer, testicular cancer and squamous penile cancer (n=1 each). Among the six response-evaluable patients treated at the 2.8 mg/kg dose level or higher, investigators reported SD of at least 9-weeks duration in three patients (50% DCR).
●	In addition, two patients were ongoing on treatment for more than one year as of the data cutoff date, including a treatment-refractory MSS CRC patient and an RCC patient, suggesting XTX202 was well-tolerated with repeated, long-term dosing in these patients.

Preliminary PK and PD Data

Preliminary PK analysis demonstrated limited XTX202 activation in peripheral circulation, including:

●	Dose-proportional exposure for XTX202 with minimal levels of unmasked XTX202 detected in peripheral circulation that were consistent across dose levels.
●	Approximately 15% activated XTX202 in the tumor based on an analysis of an on-treatment patient biopsy for a patient treated with XTX202 at the 2.8 mg/kg dose level as compared to <1% activated XTX202 in plasma across patients treated with XTX202 at the 2.8 mg/kg dose level for whom PK analysis was available. These data along with non-clinical pharmacology data suggest 2.8 mg/kg or higher monotherapy doses of XTX202 are approaching the optimal range to activate CD8+ effector T cells and NK cells in the tumor.

Consistent with IL-2 beta-gamma biology, preliminary PD analysis of four available on-treatment tumor samples showed an average increase >200% of CD8+ effector T cells in the tumor as compared to pre-treatment biopsies.

Additional Phase 2 Monotherapy Data Reported in March 2024

In March 2024, we announced additional data from our Phase 2 clinical trial evaluating XTX202 in patients with metastatic RCC or unresectable or metastatic melanoma. As of a data cutoff date of March 6, 2024:

●	A total of 17 RCC patients and 20 melanoma patients were administered XTX202 in the Phase 2 trial in an outpatient setting at dose levels of 1.4 mg/kg Q3W or 4 mg/kg Q3W.
●	In 26 patients evaluable for anti-tumor activity in the Phase 2 trial, SD continued to be the best response. Investigators reported SD of at least nine-weeks duration in seven RCC patients (70% disease control rate) and in nine melanoma patients (56% disease control rate). In addition, XTX202 continued to be generally well-tolerated with safety data consistent with previously reported results. We plan to present the full data set at a future medical meeting.

Together with previously reported data, we believe these additional data further validate our tumor-activated approach and support the broad potential for XTX202 as a combination therapy. We plan to explore strategic opportunities to continue to develop XTX202 in combination with other agents. As part of a strategic portfolio reprioritization announced in March 2024, we plan to discontinue further investment in XTX202 as a monotherapy.

Future Opportunities Leveraging Our Proprietary Platform for Tumor-Activated Bispecific Molecules and Immune Cell Engager Molecules (Including Tumor-Activated Cell Engagers and Tumor-Activated Effector-Enhanced Cell Engagers)

To date, we have prioritized efforts to develop XTX101 (anti-CTLA-4), XTX301 (IL-12) and XTX202 (IL-2) based on the therapeutic activity established in other clinical trials, while recognizing that the benefits of anti-CTLA-4, IL-12 and IL2 have been historically hampered by issues of significant toxicity, poor bioavailability and, in the case of cytokines like IL-12 and IL-2, a short half-life. By leveraging the insights and capabilities of our proprietary platform and building on our unique expertise in masking antibodies as well as cytokines, we are focusing our differentiated research platform on developing tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers).

Subject to obtaining sufficient additional capital, we plan to advance XTX501, our tumor-activated PD-1/IL-2 bispecific development candidate, into IND-enabling studies. We also plan to continue to make focused investments in our promising research-stage pipeline for additional tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). We will continue to evaluate opportunities for better tolerated and more efficacious combination therapies, using product candidates from across our portfolio with other cancer therapies, to increase the potential for curative regimens in oncology.

Competition

We believe our novel and proprietary platform technology and masking approach represent a meaningful competitive advantage in seeking to develop novel and highly effective treatments for cancer. However, the biotechnology and biopharmaceutical industries are characterized by rapid evolution of technologies and sharp competition and emphasis on intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

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

In addition to competitors specifically targeting anti-CTLA-4, IL-12 and IL-2, we also face competition more broadly across the oncology market. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such treatments. Beyond these treatments, we may also be subject to competition from additional modalities, including oncolytic viruses and cancer vaccines.

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

Tumor-Activated Anti-CTLA-4 Program

We are aware of a number of companies that are developing anti-CTLA-4 therapies as immunotherapies. With respect to XTX101, if approved, we may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, RCC, NSCLC and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., CytomX Therapeutics, Inc., MacroGenics, Inc. and OncoC4, Inc.

Tumor Activated Cytokine Programs

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

With respect to XTX202, if approved, it may face competition from other IL-2 based cancer therapies. For example, Proleukin (aldesleukin), a human recombinant interleukin-2 product, is approved and marketed for the treatment of metastatic RCC and melanoma. In addition, we are aware that a number of other companies have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Cullinan Management Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Kymab Ltd., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Proviva Therapeutics, Inc., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics, Inc., XOMA Corporation and Zydus Cadila.

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

Patent portfolio

As of March 31, 2024, we own, co-own or exclusively license 18 patent application families related to our business, including four pending Patent Cooperation Treaty, or PCT, patent applications, 14 pending U.S. non-provisional applications, seven issued U.S. patents, 19 issued patents in Armenia, Azerbaijan, Belarus, China, India, Indonesia, Japan, Kazakhstan, Kyrgyzstan, Malaysia, Mexico, South Korea, Russia, Saudi Arabia, Taiwan, Tajikistan, and Turkmenistan and 169 pending foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. In addition, we own four U.S. provisional patent applications within the priority year. Our owned, co-owned or exclusively in-licensed patent applications cover various aspects of our programs and technology, including composition of matter and method of use as further described below. Any U.S. or foreign patents issued from national stage filings of our owned, co-owned, or exclusively in-licensed PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications will have a statutory expiration date ranging between 2037 and 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Xilio’s Platform for Tumor-Activated I-O Molecules

Our proprietary engineering platform technology enables tumor-activated I-O molecules that can effect tumor-activated immunotherapy while minimizing systemic toxicity. By masking biological agents such as cytokines, antibodies and multi-functional molecules, our platform technology can be used to decouple therapeutic effects from toxicity for treating different cancers. As of March 31, 2024, we own four patent families covering the platform in the cytokine space: a first patent family, including one pending U.S. patent application and corresponding foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore and South Africa; and three additional patent families covering our multi-functional, including bispecific, platform technology in the cytokine space, include two pending U.S. and Taiwan applications, two pending PCT applications, and one provisional application within the priority year. We exclusively license two patent families relating to the platform technology and our cytokine and antibody programs. One of the two patent families is exclusively in-licensed in the oncology field from AskGene Pharma, Inc., or AskGene, and covers certain aspects of the platform technology for cytokines. These owned and exclusively licensed patent families will have a statutory expiration date ranging between 2039 and 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

In addition, we own two patent families covering various linker designs that are used or can be used in our technology, including one pending PCT application, and pending patent applications in the United States, Canada, Europe, Japan, South Korea and Taiwan.

Cytokine Programs

Our cytokine pipeline includes our clinical-stage, tumor-activated product candidates, XTX202 (IL-2) and XTX301 (IL-12), and our preclinical bispecific product candidate XTX501 (PD-1/IL-2).

●	IL-12 Program. As of March 31, 2024, we own two patent families directed to different masked IL-12 constructs and sequences, including XTX301, with composition of matter and methods of use claims. These patent families include one issued U.S. patent, one pending U.S. application, and corresponding foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. These patent families will have a statutory expiration date in 2039 and 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.
●	IL-2 Program. As of March 31, 2024, we own two patent families relating to masked IL-2 cytokines, including XTX202, and seven families related to multi-functional, including bispecific, IL-2 cytokines, including XTX501, with composition of matter and methods of use claims. The masked IL-2 cytokine patent families include one pending U.S. application, five issued U.S. patents, one issued patent in India and corresponding foreign applications pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. The multi-functional/bispecific IL-2 cytokine patent families include three pending PCT applications and four provisional applications within the priority year. The patent family exclusively in-licensed in the oncology field from AskGene also relates to the IL-2 program. These owned and exclusively in-licensed patent families will have a statutory expiration date ranging between 2039 and 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Antibody Program

As of March 31, 2024, we own, co-own or exclusively in-license three patent families relating to masked anti-CTLA-4 antibody constructs and sequences, including XTX101, with composition of matter and methods of use claims. A first patent family is exclusively in-licensed from WuXi Biologics (Shanghai) Co., Ltd. and directed to anti-CTLA-4 antibodies. This family includes two issued U.S. patents covering certain complementarity-determining regions and variable region sequences of anti-CTLA-4 antibodies, including XTX101. Corresponding foreign applications are issued in Armenia, Azerbaijan, Belarus, China, Indonesia, Japan, Kazakhstan, Kyrgyzstan, Malaysia, Mexico, Russia, South Korea, Saudi Arabia, Taiwan, Tajikistan, and Turkmenistan and pending in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Mexico, New Zealand, Philippines, Singapore, South Africa and Taiwan. A second patent family is owned and directed to anti-CTLA-4 antibodies with modifications that improve antibody-dependent cellular cytotoxicity and includes one pending U.S. application. Corresponding foreign applications are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A third patent family is co-owned and directed to masked anti-CTLA-4 antibodies, which includes one pending U.S. application. Corresponding foreign applications are pending in Australia, Brazil, Canada, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. In addition, we own two patent applications directed to combination therapies using masked or unmasked anti-CTLA-4 antibodies, including XTX101 and PD-1/PD-L1 antibodies. These families include two pending U.S. applications. Corresponding foreign applications are pending in Australia, Canada, Eurasia, Europe, Japan, South Africa and Taiwan. These owned, co-owned and licensed patent families will have a statutory expiration date ranging between 2037 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Trademark portfolio

As of March 15, 2024, we own two federal trademark registrations for XILIO and XILIO THERAPEUTICS (Class 42) in the United States and a pending federal trademark application for XILIO (Class 5) in the United States that has been approved and published for opposition.

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

While we intend to timely file additional provisional patent applications and national stage and non-provisional patent applications relating to our PCT patent applications, we cannot predict whether any of our patent applications will result in the issuance of patents. If we do not successfully obtain patent protection, or if the scope of the patent protection we or our licensors obtain with respect to our product candidates, platform or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other similar competing products and technologies. Our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our technology, inventions and improvements, either directly or indirectly, will depend in part on our success in obtaining, maintaining, defending and enforcing patent claims that cover our technology, inventions and improvements.

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

Patent term extensions

The term of individual patents depends upon the laws of the jurisdictions in which they are obtained. In most jurisdictions in which we file, the patent term is 20 years from the earliest date of filing of the first non-provisional patent application to which the patent claims priority. However, the term of U.S. patents may be extended or adjusted for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the U.S. Patent and Trademark Office, or the USPTO. For example, in the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for up to five years beyond the normal expiration date of the patent. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. For more information on patent term extensions, see “Business—Government Regulation and Product Approval—Patent Term Restoration and Extension.” In the future, if and when any product candidates we may develop receive FDA approval, we expect to apply for patent term extensions on issued patents covering those product candidates. Moreover, we intend to seek patent term adjustments and extensions for any of our issued patents in any jurisdiction where such adjustments and extensions are available. However, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such adjustments and extensions should be granted, and even if granted, the length of such adjustments and extensions.

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

License and Collaboration Agreements

Exclusive License Agreement with Gilead

In March 2024, Xilio Development entered into an exclusive license agreement with Gilead pursuant to which it granted Gilead an exclusive global license to develop and commercialize our clinical-stage product candidate XTX301, a tumor-activated IL-12, and specified other molecules directed to IL-12.

Xilio Development will be responsible for conducting clinical development for XTX301 in the ongoing Phase 1 clinical trial through an initial planned Phase 2 dose expansion. Following the delivery by Xilio Development of a specified clinical data package for XTX301 related to the Phase 1 clinical trial and planned Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of XTX301 to Gilead, subject to the terms of the agreement and payment by Gilead of a $75.0 million transition fee.

Under the license agreement, we are eligible to receive approximately $43.5 million in upfront payments, including a cash payment of $30.0 million and an initial equity investment by Gilead of approximately $13.5 million of our common stock at a purchase price of $1.97 per share. The initial equity investment closed on March 28, 2024, and the $30.0 million upfront cash payment is payable by Gilead within a specified time period promptly following signing of the license agreement. We are eligible to receive up to $604.0 million in additional contingent payments, which include (i) the proceeds from up to three additional private placements of common stock, (ii) the $75.0 million transition fee and (iii) specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $29.0 million of the total contingent payments are related to the potential additional private placements of common stock and a near-term development milestone. In addition, we are eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

Unless earlier terminated in accordance with its terms, the license agreement will expire upon expiration of the last royalty term for the last licensed product. Gilead may terminate the license agreement for convenience upon specified time periods. If Gilead elects not to transition responsibilities for development and commercialization of the licensed products and pay the transition fee, then the license agreement will automatically terminate. Either party may terminate the license agreement for the other party’s uncured material breach or insolvency. Subject to the terms of the license agreement, effective upon termination of the license agreement, the licenses to Gilead terminate and Xilio Development is entitled to continue to exploit the licensed products.

During the term of the license agreement, Xilio Development and its affiliates have agreed not to directly or indirectly conduct specified development, manufacturing or commercialization activities with respect to any molecule that contains, comprises or incorporates IL-12, except for the performance of Xilio Development’s activities under and in accordance with the license agreement.

In connection with the execution of the license agreement, on March 27, 2024, we entered into a stock purchase agreement with Gilead. In addition to the initial equity investment by Gilead of approximately $13.5 million of our common stock, through March 27, 2025, we may, at our election and subject to the terms and conditions of the stock purchase agreement, cause Gilead to purchase up to approximately $11.5 million of additional shares of common stock (including, at Gilead’s sole election, prefunded warrants in lieu of shares of common stock) in up to three additional private placements at a predetermined price per share specified therein, at all times subject to Gilead not being deemed the beneficial owner of greater than 19.9% of our common stock upon the closing of the applicable additional private placement with Gilead. If Gilead elects to purchase prefunded warrants, each prefunded warrant will have an exercise price of $0.0001 per share of common stock, be immediately exercisable and remain exercisable until exercised in full. Gilead may not exercise its prefunded warrants to the extent that it would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. Any prefunded warrants that may be issued to Gilead in an additional private placement with Gilead will be in substantially the same form as the prefunded warrants issued to investors in the March 2024 private placement.

In-License Agreements

We are a party to license agreements under which we license patents, patent applications and other intellectual property from third parties. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

Cross-License Agreement with AskGene

In December 2020, Xilio Development entered into a cross-license agreement with AskGene Pharma, Inc., or AskGene, pursuant to which AskGene granted us certain exclusive licenses for AskGene patent rights related to non-antigen binding IL-2 products in the field of oncology and certain co-exclusive licenses for AskGene patent rights related to antigen binding IL-2 products in all fields. Under the agreement, AskGene retains rights to the AskGene patent rights in Singapore, Thailand, Malaysia, Vietnam, the People’s Republic of China, Taiwan, Macau, Hong Kong, Korea and India, which we refer to as the AskGene territory, and granted licenses to us for the AskGene patent rights worldwide, excluding the AskGene territory, which we refer to as the Xilio territory.

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

For the first three licensed products or licensed services to achieve specified development and regulatory milestones, we are obligated to pay City of Hope up to $10.3 million in the aggregate per licensed product or licensed service. Subject to specified conditions, we are obligated to pay City of Hope tiered royalties in the low single digits on aggregate annual net sales of licensed products or licensed services on a country-by-country basis until the expiration of the last-to-expire patent or patent application licensed from City of Hope covering the applicable licensed product or licensed service in such country. We are also obligated to pay City of Hope a portion of any consideration we receive for the grant of sublicenses under the agreement ranging from a low to mid double-digit percentage of such consideration, subject to specified conditions under that agreement at the time that we grant any such sublicense. In addition, we paid $0.5 million to City of Hope in connection with the closing of our initial public offering.

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

Manufacturing

We currently contract with a third-party contract development and manufacturing organization, or CDMO, to manufacture our product candidates for preclinical studies and our ongoing clinical trials, and we intend to continue to do so with one or more third parties for future preclinical studies and clinical trials. We do not own or operate manufacturing facilities for the production of our product candidates, and we currently do not have plans to build our own clinical or commercial scale manufacturing capabilities. To date, our CDMO has met our production requirements. Our CDMO is under contract to provide clinical material meeting FDA current good manufacturing practice, or cGMP, requirements and in sufficient quantities to meet anticipated clinical-trial demands. To meet our projected needs for commercial manufacturing, our current third-party manufacturer will need to increase its scale of production, or we will need to secure one or more alternate suppliers. We believe that there are alternate manufacturers that could satisfy our anticipated clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such manufacturers, if necessary, would not result in significant delay or material additional costs.

Although we expect to rely on one or more third-party contract manufacturers for the production of our current and future product candidates, we have personnel with extensive technical, manufacturing, analytical and quality experience in biotherapeutic protein manufacturing to oversee our contract manufacturer relationships. In collaboration with our third-party manufacturer, we have manufactured cGMP clinical supply for our clinical trials for our tumor-activated, clinical-stage product candidates, XTX101 (anti-CTLA-4), XTX301 (IL-12), and XTX202 (IL-2). As we scale clinical and develop commercial manufacturing capability for each of our product candidates, we intend to develop the network of contract manufacturing sites operated by our CDMO to include EU- or U.S.-based sites.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and foreign jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization that takes responsibility for the initiation and management of a clinical development program for such products is generally referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

●	completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations and standards;
●	design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product, and with respect to biologics, the purity, potency and safety of such drug product, for each proposed indication;
●	submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biologics license application, or BLA, for a biological product requesting marketing for one or more proposed indications;
●	review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
●	completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practices, or cGMPs, to assure the product’s identity, strength, quality and purity;
●	completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA or BLA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

The IND and IRB Processes

An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects and patients will be exposed to unreasonable health risks or whether there are any issues surrounding chemistry, manufacturing and controls, or CMC, for the proposed product. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk or for other reasons, including evolving business objectives and/or competitive climate.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations, the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. An annual report on the progress of the study must be submitted to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or Pre-IND meeting, at the end of Phase 1 clinical trial, or EOP1 meeting, at the end of Phase 2 clinical trial, or EOP2 meeting, and before an NDA or BLA is submitted, or Pre-NDA or Pre-BLA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues and does not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

In 2017, with the passage of the FDA Reauthorization Act of 2017, or FDARA, Congress established new requirements to govern certain molecularly targeted cancer indications. Section 505B of the FDCA, as amended by FDARA, requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (i) intended for the treatment of an adult cancer, and (ii) directed at a molecular target that the Secretary of HHS determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved

NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances. Currently, the fee required for the submission and review of an application for federal fiscal year 2024 is approximately $4.05 million, and the sponsor of an approved application is also subject to an annual program fee, currently more than $416,000 for federal fiscal year 2024.

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

The FDA’s Decision on an NDA or BLA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.” The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical study.

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Post-Approval Regulation

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with the passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act, or DSCSA, became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place but, in August 2023, the FDA set a one-year period in which it would exercise its enforcement discretion with respect to these requirements.

Biosimilars and Regulatory Exclusivity

The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, the FDA has approved a number of biosimilar products and several interchangeable biosimilar products. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to license a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to license a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that the FDA may license multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not license a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND approval and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, or PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by PhRMA but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

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

Data Privacy Regulation

U.S. Privacy Law

There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we may conduct trials or do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under HIPAA, the U.S. Department of Health and Human Services has issued regulations to protect the privacy and security of protected health information used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Federal Policy for the Protection of Human Subjects, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.

There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In addition, the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created the California Privacy Protection Agency, a new enforcement agency whose sole responsibility is to enforce the CPRA, which will further increase compliance risk.

In addition to California, 11 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024, including New York and New Jersey. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Following the Court of Justice of the European Union, or the CJEU, decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission, or EC, adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the United Kingdom Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the EC. The United Kingdom government has already determined that it considers all EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future. The United Kingdom and the United States have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. In addition to the United Kingdom, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

Employees and Human Capital Resources

As of March 25, 2024, we had 73 full-time employees, including 32 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 53 were engaged in research and development activities and 20 were engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In March 2024, as part of a strategic portfolio reprioritization, we announced plans to undergo a workforce reduction to further reduce our expenses and streamline our operations, including a reduction in headcount of 15 employees, representing approximately 21% of our workforce prior to the workforce reduction. We anticipate that the workforce reduction will be substantially completed in the first half of 2024.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website (free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors & Media” page of our website investor and scientific presentations, SEC filings, press releases, public conference calls and webcasts and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as current or future social media channels (including LinkedIn). This list of channels may be updated from time to time on our investor relations website and may include other social media channels than the one described above. The contents of our website or these channels, or any other website that may be accessed from our website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital in the near term, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.

As of December 31, 2023, we had cash and cash equivalents of $44.7 million. Based on our current operating plans, we anticipate that our cash and cash equivalents as of December 31, 2023, together with (i) the $30.0 million upfront payment under the license agreement with Gilead Sciences, Inc., or Gilead, (ii) the approximately $13.5 million in proceeds from the initial private placement with Gilead, which closed on March 28, 2024, and (iii) the approximately $11.3 million in gross proceeds from our private placement, which is expected to close on April 2, 2024 (subject to customary closing conditions), and after giving effect to (a) one-time costs and anticipated future cost savings associated with our strategic portfolio reprioritization and workforce reduction announced in March 2024 and (b) the repayment in the first quarter of 2024 of the outstanding loan balance under our loan and security agreement with Pacific Western Bank, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the report from our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect, and we may not achieve the expected savings that we anticipate as a result of our recent portfolio reprioritization and workforce reduction. Our management has developed plans to continue to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital in the near term. If we are not able to secure sufficient additional capital, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. For example, in March 2024, we announced that we would discontinue further investment in the development of XTX202 as a monotherapy and would undergo a workforce reduction to further reduce our expenses and streamline our operations, which workforce reduction we estimate will be substantially completed in the first half of 2024. Furthermore, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may exhaust our available capital sooner than planned. Please see Note 1 to our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K for additional information on our assessment.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to implement and maintain further cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaboration agreements;
●	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our current collaborations, including our clinical collaboration to further develop XTX101, our tumor-activated, Fc-enhanced anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration, and our partnership with Gilead for XTX301;
●	the timing and amount of milestones, equity investments and other contingent payments under our partnership with Gilead for XTX301;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

We will require additional capital to sustain our operations. We currently do not have any committed external sources of funds and adequate additional capital may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening economic conditions, both inside and outside the United States, including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, future pandemics, geopolitical tensions, including trade wars or civil or political unrest, or wars or other armed conflicts. We can give no assurance that we will be able to secure additional capital to support our operations, or if such funds are available to us, that such additional funding will be sufficient to meet our needs. These factors raise substantial doubt about our ability to continue as a going concern, and our failure to raise capital, on attractive terms or at all, would have a material adverse effect on our business, results of operations and financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to product candidates or our technology.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. For example, (i) when we issue shares of common stock in connection with the March 2024 private placement, which private placement is expected to close on April 2, 2024 (subject to customary closing conditions), or if we issue shares of common stock upon the exercise of the prefunded warrants to be issued in connection with the March 2024 private placement, or (ii) if we issue shares of common stock in connection with the sale of additional shares of our common stock or prefunded warrants to Gilead in up to three potential private placements, our existing stockholders will suffer dilution. In addition, as a condition to providing additional funds to us, Gilead received, and future investors may receive, rights superior to those of existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Additionally, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On January 19, 2024, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Market, referred to as the minimum bid price requirement. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until July 17, 2024, to regain compliance with the minimum bid price requirement. If, at any time before July 17, 2024, the closing bid price for our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to us that we are in compliance with the minimum bid price requirement, unless the Nasdaq Staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the minimum bid price requirement by July 17, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid price requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Nasdaq Staff of our intention to cure the deficiency during the additional compliance period.

If it appears to the Nasdaq Staff that we will not be able to cure the deficiency during the second compliance period or if we do not meet the other listing standards, the Nasdaq Staff will provide us with notice that our common stock may be delisted. At that time, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the Nasdaq Staff’s delisting determination to the panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

If we are unable to comply with applicable Nasdaq listing standards, shares of our common stock would be subject to delisting, which could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $76.4 million and $88.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $325.5 million. To date, we have funded our operations primarily through proceeds from our initial public offering, or IPO, the sale of preferred units and convertible preferred stock and a debt financing. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4), XTX301 (IL-12) and XTX202 (IL-2), and we have not commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	successfully complete our ongoing and planned preclinical studies and clinical trials for any current or future product candidates;
●	successfully receive U.S. Food and Drug Administration, or FDA, clearance for any investigational new drug application, or IND, for any current or future product candidates;
●	successfully initiate and complete clinical trials for our clinical-stage product candidates and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;
●	establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved;
●	maintain a continued acceptable safety profile of our products following approval; and
●	enforce and defend intellectual property rights and claims.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses we may incur in connection with these activities prior to generating product revenue. In addition, we may never succeed in these activities, and, even if we do, we may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our limited operating history may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biotechnology company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of tumor-activated product candidates using our proprietary platform technology for tumor-activated molecules is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. As of December 31, 2023, we had federal and state net operating loss, or NOL, carryforwards of $209.3 million and $180.9 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not know whether or when we will generate taxable income necessary to utilize our NOLs.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income is subject to limitations. We have not yet completed a detailed study of our inception to date ownership change activity under Sections 382 and 383 of the Code. As a result of our prior private placements for preferred units and convertible preferred stock, our IPO or other transactions, we may have experienced such ownership changes in the past, and we may experience such ownership changes in the future as a result of changes in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: XTX101 (anti-CTLA-4), XTX301 (IL-12) and XTX202 (IL-2). We are currently evaluating XTX101 in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation and XTX301 in a Phase 1 clinical trial. Additionally, we have been evaluating XTX202 in a Phase 2 clinical trial; however, as announced in March 2024, we plan to discontinue further investment in XTX202 as a monotherapy and plan to explore strategic opportunities to continue to develop XTX202 in combination with other agents. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. For example, in preclinical mouse models, we observed XTX101 had tumor-selective activity and tumor growth inhibition superior to that of an ipilimumab analog, and that XTX202 had comparable tumor growth inhibition to aldesleukin and non-masked IL-2, with both XTX101 and XTX202 avoiding mortality and body weight loss. However, there is no guarantee these preclinical results will be replicated in clinical trials. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, the preliminary Phase 1 data reported for XTX101, including the partial response observed in one patient treated with XTX101, the preliminary safety data into the third dose level reported for XTX301, or the Phase 1/2 monotherapy data reported for XTX202. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1 combination dose escalation portion of our Phase 1/2 clinical trial for XTX101 in combination with atezolizumab or our Phase 1 clinical trial for XTX301, will be conducted as planned or completed on schedule, if at all. For example, in March 2024, we announced that we plan to discontinue further investment in XTX202 as a monotherapy. We may experience numerous unforeseen events leading up to, during or as a result of clinical trials that could delay or prevent the initiation or completion of a clinical trial or our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected treatment-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators, or IRBs, or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
●	we or our third-party contractors may experience delays due to complications resulting from the impact of public health crises, including epidemics and pandemics;
●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in current or future clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the severity of the disease under investigation;
●	the patient eligibility and the inclusion and exclusion criteria defined in the protocol;
●	AEs in our clinical trials and in third-party clinical trials of agents similar to our product candidates;
●	the size and health of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents;

●	our ability to monitor patients adequately during and after treatment;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
●	factors we may not be able to control that may limit the availability of patients, principal investigators or staff or clinical sites, such as public health crises, including epidemics and pandemics.

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

Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Traditional cytokine therapies and checkpoint inhibitors have long been associated with severe toxicities, which can be life-threatening or fatal, that have resulted in the need to dose-reduce, dose-interrupt and discontinue many patients from treatment. As has been the case with traditional immuno-oncology, or I-O, treatments for cancer, it is possible that there may be side effects associated with the use of our current or future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in 2023, we reported preliminary monotherapy data from our Phase 1 clinical trial for XTX101 and from our Phase 1/2 clinical trial for XTX202, and in January 2024, we reported preliminary Phase 1 safety data into the third dose level for XTX301. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are evaluating XTX101 in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation and plan to evaluate the combination in Phase 2 in patients with microsatellite stable colorectal cancer. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

We may not be successful in our efforts to use our platform technology to enable the development of a pipeline of tumor-activated product candidates.

A key element of our strategy is to use our novel platform technology to engineer and develop tumor-activated molecules with the potential to trigger anti-tumor immunity with minimal systemic toxicity in order to build a pipeline of product candidates. We may not be able to continue to identify and develop novel I-O therapies. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to or will not be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our platform approach or take longer to do so than anticipated, we will not or may not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

In addition, the clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. As a result, we may face a greater regulatory burden to initiate clinical trials or to obtain regulatory approval of our product candidates as compared to product candidates based on more established technology. In addition, any product candidates for which we may be able to obtain marketing approval may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to comply with these requirements.

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

Although we will seek to procure and maintain sufficient product liability insurance coverage, our current insurance coverage and any insurance coverage we obtain in the future may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be materially harmed.

Risks Relating to Manufacturing and Supply

Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.

The manufacturing of biologics is complex and difficult and we may experience production issues or interruptions in supply for our product candidates, including variability of raw material, consumable or starting material quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, media contamination, equipment malfunctions or failures, operator errors, facility contamination, labor problems, quality system and regulatory inspection failures, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our control or the control of our third-party contract development and manufacturing organizations, or CDMOs.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. In the event that raw materials required in our manufacturing process need to be derived from biologic sources, they may be difficult to procure and may be subject to contamination or recall.

Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects, out-of-specification analytical results or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of any product candidates we may develop. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality that meet FDA, European Medicines Agency, or EMA, or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. The ability to scale our manufacturing and maintain the manufacturing process at the same levels of quality and efficiency that we are currently manufacturing is yet to be tested. If we or our third-party CDMO is unable to scale our manufacturing and meet the same levels of quality and efficiency, or provide sufficient manufacturing campaign slots to generate materials, we may not be able to supply the required number of doses for clinical trials or commercial supply. A material shortage, contamination event or manufacturing failure in the manufacture of any product candidate we may develop or other adverse impact or disruption in the commercial manufacturing or the production of clinical material could materially harm our development timelines and our business, financial condition, results of operations and prospects.

We face risks related to our reliance on our current and any future CDMOs. For example, we and our CDMO are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities of the CDMO on which we rely may not continue to meet regulatory requirements, may have limited capacity or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates. All entities involved in the preparation and storage of therapeutics for clinical trials or commercial sale, including any CDMOs of any product candidates we may develop, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with current Good Manufacturing Practices, or cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, in partnership with our CDMO, must supply all necessary documentation in support of an IND for clinical product, and later in support of a BLA for any potential commercial product, on a timely basis and must adhere to the FDA’s and EMA’s current Good Laboratory Practices and cGMP regulations enforced through the applicable regulatory authority’s facilities inspection program. Our facilities and quality systems and the facilities and quality systems of our CDMO must pass a pre-approval inspection, or PAI, to confirm validity of the information presented in the BLA and to confirm the capability of the facility to manufacture our product in compliance with the applicable regulations. The PAI is a condition of regulatory approval of any product candidates we may develop or any of our other potential products. If our or our CDMO’s quality systems or facilities involved with the preparation of our product candidates do not pass the PAI, FDA approval of such product candidates will not be granted.

In addition, the regulatory authorities may, at any time, conduct a routine or for-cause inspection of a manufacturing facility involved with the preparation of our product candidates, which inspection is related to other products manufactured at the site or the associated quality systems, for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, inspect our facilities or the manufacturing facilities of our CDMOs. If any such inspection identifies a failure to comply with applicable regulations, or if a violation of our product specifications or applicable regulations occurs independent of such an inspection, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, the temporary or permanent closure of a facility, or other remedial measures that may delay or disrupt the manufacture or release of our product candidates or other potential products. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any CDMO with which we contract for manufacturing and supply fails to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, a clinical hold, refusal to approve a pending application for a new drug product or biologic product, revocation of a pre-existing approval, or an import alert. As a result, our business, financial condition and results of operations may be materially harmed.

Currently, we depend on a single manufacturer for developing the manufacturing processes required to supply our product candidates. We cannot ensure that this manufacturer will remain in business or have sufficient capacity or supply to meet our needs. Our use of a single manufacturer exposes us to several risks, including price increases or manufacturing delays beyond our control. This CDMO is based in and has significant operations in China, where our product candidates are manufactured, which subjects us to additional risks including those related to U.S. export control laws, potential sanctions or other trade restrictions imposed by the U.S. government. Moreover, reliance on third-party manufacturers generally entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms or at all, particularly if they are affiliated with our competitors;
●	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, particularly if they are under contract with our competitors;
●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including geopolitical tensions or restrictions, such as export controls or sanctions, or the bankruptcy of the manufacturer or supplier;
●	the inability to import or obtain components or materials from alternate sources at acceptable prices or with acceptable quality in a timely manner; and
●	substantial delays or difficulties related to the establishment of replacement manufacturers who meet regulatory requirements.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure, import alert, or total or partial suspension of production.

Additionally, if supply from one approved manufacturer is interrupted, such as could be the case with our current CDMO, there could be a significant disruption in supply. While we believe there are alternate manufacturers who can provide the manufacturing processes required to develop and manufacture our product candidates, if we have to switch to a replacement manufacturer, the manufacture and delivery of our product candidates could be interrupted for an extended period, which could adversely affect our business. Furthermore, an alternative manufacturer must be able to demonstrate successful technology transfer of the manufacturing process and associated assays, and, to do so, may need to modify the manufacturing process required to develop our product candidates, and the alternative manufacturer would need to be qualified through additional regulatory filings, all of which could result in further delay and significant costs. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for clinical or commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue or market share with respect to any product that has received marketing approval.

If we or any CDMOs and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any CDMOs and suppliers we engage are subject to numerous federal, state and local environmental, health, and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of biological or hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Any third-party CDMOs and suppliers we engage will also be subject to these and other environmental, health and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have entered into, and may in the future seek to enter into, licenses, collaborations or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.

In March 2024, our wholly-owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into the license agreement with Gilead, pursuant to which Gilead was granted an exclusive global license to develop and commercialize XTX301, our tumor activated IL-12, and other specified molecules directed toward IL-12, which we refer to as our IL-12 program. We may in the future seek third-party collaborators or licensors for the research, development and commercialization of other current or future product candidates. With respect to our license agreement with Gilead, and what we expect will be the case with any future collaboration agreements we enter into, we have and would likely have limited control over whether such collaborators pursue the development of our product candidates or the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates that we seek to develop with them. For example, under the license agreement with Gilead, if Gilead exercises its right to transition responsibilities for the development and commercialization of XTX301 and the rest of our IL-12 program, it will have sole decision making authority with respect to the continued development and future commercialization of our IL-12 program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed IL-12 program assets to us. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations or licenses will be developed further or reach commercialization. Further, our ability to generate revenues from these existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations, licenses or similar arrangements involving our research programs or any product candidates currently pose, and will continue to pose, numerous risks to us, including the following:

●	collaborators or licensors have significant discretion in determining the efforts and resources that they will apply to these arrangements;
●	collaborators or licensors may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in such third party’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators or licensors may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators or licensors could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators or licenses may be acquired by a third party having competitive products or different priorities;
●	collaborators or licensors with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidate(s);
●	collaborators or licensors may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators or licensors and us that result in the delay or termination of the research, development, or commercialization of our product candidates or any of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources or that jeopardize or invalidate our intellectual property or proprietary information;
●	we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
●	collaborations or licenses may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborations or license agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator or licensor of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

If our current or future collaborations, licenses or similar transactions do not result in the successful development and commercialization of product candidates, or if one of our collaborators or licensors terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such agreement, we may lose valuable rights to our intellectual property, or we may incur significant costs in reestablishing the development and manufacturing of such product candidates. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensor or for us to attract new collaborators or licensors, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators or licensors.

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration or license agreement with future partners will depend, among other things, upon our assessment of the resources and expertise of such third-party collaborator or licensor and the terms and conditions of the proposed collaboration or license. Further, if we license rights for use in any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development and research programs and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we have decided and may in the future decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We may not be able to negotiate future collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidates for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay their potential commercialization, reduce the scope of any sales or marketing activities, or increase our own expenditures on the development of the applicable product candidate.

Certain of our research and development and manufacturing activities take place in China through a third-party CDMO. A significant disruption in our ability to rely on this CDMO could materially adversely affect our business, financial condition and results of operations.

We have relied on a third party located in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use such third-party CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID-19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the United States may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China or the United States that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce and export raw or manufactured materials in adequate quantities to meet our needs, could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic or geopolitical conditions, including sanctions in China or against certain Chinese companies; changes in U.S. export laws or the imposition by the United States of trade barriers; sanctions; limitations on uses of U.S. government executive agency contract, grant or loan funds; or other restrictions on doing business with certain Chinese companies, including our CDMO, which could have a material adverse effect on our business. Additionally, we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

We are developing our current product candidates for the treatment of cancer and have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4), XTX301 (IL-12) or XTX202 (IL-2), and we have not commenced clinical development for any of our other product candidates or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

XTX101, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., CytomX Therapeutics, Inc., MacroGenics, Inc. and OncoC4, Inc.

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

XTX202, if approved, may face competition from other IL-2-based cancer therapies. For example, Proleukin (aldesleukin), a human recombinant interleukin-2 product, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified or low-dose IL-2 programs in development for the treatment of cancer, including Alkermes plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., Bright Peak Therapeutics, Cue Biopharma, Inc., Cugene Inc., Cullinan Management Inc., Egle Therapeutics SAS, GI Innovation, Iovance Biotherapeutics, Inc., Kymab Ltd., Medicenna Therapeutics Corp., Medikine, Inc., Modulate Therapeutics, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Proviva Therapeutics, Inc., Roche AG, Sanofi, Selecxine, Synthekine, Inc., Trutino Biosciences Inc., Werewolf Therapeutics, Inc., XOMA Corporation and Zydus Cadila.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the release of clinical trial data, the completion of an ongoing clinical trial, the initiation of other clinical trials, receipt of regulatory approval or the commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

●	our available capital resources or capital constraints we experience;
●	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
●	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

●	our receipt of approvals by the FDA, EMA and comparable regulatory authorities in other jurisdictions, and the timing thereof;
●	other actions, decisions or rules issued by regulators;
●	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
●	our ability to manufacture and supply clinical trial materials to our clinical trial sites on a timely basis;
●	the efforts of our collaborators with respect to the development of our product candidates or the potential commercialization of any of our product candidates, if approved; and
●	the securing of, costs related to, and timing issues associated with, commercial product manufacturing as well as sales and marketing activities.

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

Under the BPCIA, reference biological product is granted 12 years of non-patent data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive licensure of a competing biologic, so long as their BLA does not rely on the reference product or sponsor’s data or submit the application as a biosimilar application.

We believe that any of the product candidates we develop that is licensed in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

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

The potential market opportunities for our product candidates are difficult to estimate and, if our product candidates are approved, will ultimately depend on, among other things, the indications for which our product candidates are approved for sale, any products with which our product candidates are co-administered, the success of competing therapies and therapeutic approaches, acceptance by the medical community, patient access, product pricing, reimbursement and our ability to create meaningful value propositions for patients, prescribers and payors. Our estimates of the potential market opportunities for our product candidates are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions prove to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. The U.S. Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Our or our licensor’s failure to comply with all such provisions during the patent process could result in abandonment or lapse of a patent or patent application that we own or license, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market and compete with us earlier than would otherwise have been the case. Moreover, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, to the extent that we license intellectual property in the future, we cannot guarantee that those licenses will remain in force.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and have in recent years been the subject of much litigation. No consistent policy governing the scope of claims allowable in the field of engineered therapeutic proteins has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license. Under the Leahy-Smith America Invents Act enacted in 2011, or the AIA, the United States moved to a first-to-file system in early 2013 (whereby, assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent), from the previous system under which the first to make a claimed invention was entitled to the patent. Publications of discoveries in the scientific and academic literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications. Furthermore, for U.S.

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

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, external academic scientific collaborators, CROs, CDMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose our confidential or proprietary information before a patent application is filed, thereby endangering our ability to seek patent protection.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court, in the case Amgen v. Sanofi, held that broad functional antibody claims are invalid for lack of enablement. In addition, in Juno v. Kite, the Federal Circuit held claims reciting broad antibody genus based on function invalid for lack of written description. Recently, the Federal Circuit issued a precedential decision in In re Cellect (No. 22-1293) that could shorten or eliminate an extended patent term awarded under patent term adjustment if challenged on the basis of obviousness-type double patenting. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

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

Under our agreement with AskGene, AskGene retained co-exclusive rights to exploit antigen-binding IL-2 products. Therefore, AskGene could develop and commercialize one or more antigen-binding IL-2 products on a more timely basis than us, if we ever develop such a product, or that are more effective or have more commercial success than products that we may develop. Additionally, AskGene is responsible for prosecution and maintenance of the licensed patents under the agreement and any future third party from whom we may license patent rights may similarly be responsible for prosecution and maintenance of such patents. We have limited control over the activities that are the responsibility of AskGene and would have limited control over the activities that are the responsibility of any future licensor, and it is possible that prosecution and maintenance of licensed patents by AskGene or any future licensor may be less vigorous than had we conducted such activities ourselves.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our product candidates or processes so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended for each marketing approval and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA, or NDA or supplement to an NDA, for certain biological products and drug products, respectively, must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the Securities and Exchange Commission, or the SEC, had to furlough critical employees and stop critical activities.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

Accordingly, assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any regulatory approval to market any of our products candidates for which we obtain approval will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of any of our product candidates for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe products off-label to their patients in a manner that is inconsistent with the approved label. Prior to the approval of any of our product candidates, we intend to implement compliance and training programs designed to ensure that any future sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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

Accelerated approval by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of any of our current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform an adequate and well-controlled post-marketing confirmatory clinical trial or trials. These confirmatory trials must be completed with due diligence and we may be required to evaluate different or additional endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. In addition, the FDA currently requires as a condition for accelerated approval preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval for any of our current or future product candidates. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of a new drug application or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance closely if we seek accelerated approval for any of our products. Accordingly, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriation Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with the passage of the Inflation Reduction Act of 2022, or the IRA, has been delayed by Congress to January 1, 2032.

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

We expect that current or future litigation involving provisions of the IRA will have unpredictable and uncertain results on the implementation and impact of the IRA on biotechnology industry generally, as well as our business and current or future products. For example, on June 6, 2023, Merck & Co., or Merck, filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifiable information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission, or FTC, and state attorneys general all are aggressive in reviewing privacy and data security protections for consumers. In addition, new laws have been enacted or are considered at both the federal and state levels. As a result, we will need to seek to ensure our business practices comply with evolving rules and guidance at the federal and state level related to privacy and data security in order to mitigate our risk for any potential enforcement action, which may be costly. In addition, if we are subject to an enforcement action and settlement order, we may be required to adhere to very specific privacy and data security practices or pay fines and adhere to specified compliance requirements, all of which could be costly and adversely impact our business.

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

In addition to California, at least 11 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EC to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation, as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United

States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business at the international level.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a EU member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and, most recently, proposing legislation that, if passed, would restrict trade with certain Chinese companies that provide biopharmaceutical research, development and manufacturing services. Recently, both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on our CDMO and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to provide or to enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies, which could cause us to reevaluate our relationship with our current CDMO, which is located in China. While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls, tariffs or other trade restrictions, may affect the demand for our drug products, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to our manufactured product candidates that we import from China, including pursuant to our manufacturing arrangements and license agreement with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

Our cost savings plan and the associated workforce reduction implemented in March 2024 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In connection with our strategic portfolio reprioritization in March 2024, we implemented a workforce reduction, representing approximately 21% of our workforce prior to the reduction in headcount. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We expect to incur one-time costs of approximately $1.0 million primarily related to cash expenditures for severance and benefits continuation, and we estimate the workforce reduction will be substantially completed in the first half of 2024. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our workforce reduction may be disruptive to our operations, or could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, if approved.

We depend on our information technology systems and those of our third-party service providers, and any failure of these systems could harm our business. Security breaches, loss of data, inability to access systems, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability or competitive or reputational harm, which could adversely affect our business, results of operations and financial condition.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, supply chain attacks, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, attackers may use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. We also may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.

Any security compromise affecting us, our partners, our service providers or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws, as applicable, such as HIPAA, CCPA, HITECH and GDPR), it could result in a material disruption of our discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, any of which could materially adversely affect our business, results of operations and financial condition. While we do maintain cyber liability insurance, our insurance coverages may not be sufficient in type or amount to cover us against any such losses, claims, or liabilities related to security breaches, cyber-attacks, cyber intrusion, or other related breaches or disruptions.

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

We also plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating, including conducting marketing and sales activities, in international jurisdictions if we obtain the necessary approvals, including:

●	regulatory requirements in foreign countries that differ from those in the United States;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or other comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war, armed conflicts and terrorism or natural disasters, including pandemics or other outbreaks of infectious disease, earthquakes, typhoons, floods and fires.

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

We depend on our employees, consultants, CDMOs, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions that we or any third parties on whom we depend take for catastrophic events, including terrorist attacks, wars or other armed conflicts, geopolitical tensions or trade wars, pandemics or natural disasters, these events could result in significant disruptions to our research and development, manufacturing, preclinical studies, clinical trials, and, ultimately, if approved, the commercialization of our products. Long-term disruptions in the infrastructure caused by these types of events, such as natural disasters, which are increasing in frequency due to the impacts of climate change, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or “acts of God,” particularly involving geographies in which we or third parties on whom we depend have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any catastrophic event affecting us, our CDMOs, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.

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

The price of our common stock has been, and could continue to be, subject to volatility related or unrelated to our operations and purchasers of our common stock could suffer a decline in value.

The market price of our common stock has been, and may continue to be, subject to significant fluctuations in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results from, delays in initiating or completing, or termination of clinical trials;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;

●	the clinical results of our competitors or potential competitors;
●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our common stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
●	future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	public health epidemics or pandemics, such as the COVID-19 pandemic, and any recession, depression, or other sustained adverse market event or economic impact resulting from such epidemics or pandemics;

●	general political, economic, industry and market conditions; and
●	other events or factors described in this “Risk Factors” section, many of which are beyond our control.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us, because biopharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

Unstable global economic and political conditions, including economic uncertainty tied to interest rates and heightened inflation, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, could adversely affect our business, financial condition, stock price and ability to raise capital.

Unstable global economic and political conditions, including economic uncertainty tied to interest rates and heightened inflation, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, could adversely affect our business, financial condition, stock price and ability to raise capital. The global economy, in particular the financial markets, have recently experienced significant disruption and volatility, including without limitation, as a result of heightened inflation, capital market volatility, interest rate and currency rate fluctuations, volatility in commodity prices, decline in consumer confidence and economic growth, supply chain disruptions, banking disruptions, and uncertainty resulting from geopolitical events, including trade wars, civil and political unrest, wars and other armed conflicts. In addition, market volatility, high levels of inflation and high interest rates may increase our cost of financing or restrict our access to potential sources of future capital. Furthermore, our stock price may further decline due in part to the volatility of the stock market and any general economic downturn. If the disruption and volatility persist or deepen, we may be unable to raise sufficient additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, our business, financial condition, stock price and results of operations could be adversely affected, and we will need to implement cost reduction strategies, which could include delaying, reducing or altogether terminating both internal and external costs related to our operations and research and development programs. In addition, political developments impacting government spending and international trade, including changes in trade agreements, trade disputes, tariffs and investment restrictions, such as the ongoing trade dispute between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions. These global economic and political factors could also strain certain of our suppliers and manufacturers, including our primary CDMO, possibly resulting in supply disruptions or increased raw material or manufacturing costs, or adversely impacting their ability to manufacture clinical trial materials for our product candidates. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.

Our principal stockholders and management own a significant percentage of our common stock and exert significant control over matters subject to stockholder approval.

As of March 25, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

Some of these persons or entities may have interests different than our unaffiliated stockholders, or they may want us to pursue strategies that deviate from the interests of other stockholders. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As a public company, we have incurred and will continue to incur substantial legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We evaluate developments in these rules and regulations as they are promulgated and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be materially adversely effected.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our common stock and adversely affect our results of operations and financial condition.

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

Changes in tax law may adversely affect our business or financial condition. The Tax Act, enacted on December 22, 2017, as amended by the CARES Act, enacted on March 27, 2020, significantly revises the Code. The Tax Act contains, among other things, significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or fifteen years (for expenditures attributable to foreign research).

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act, the CARES Act, the IRA, and such additional legislation is and continues to be forthcoming. Such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, and additional tax legislation.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Provisions in our restated certificate of incorporation and our second amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology, or IT, function. These processes are designed to help protect our operations and information assets from unauthorized access or attack, as well as secure our networks and information systems. Such processes include technical, procedural, and organizational safeguards, including, without limitation: detection and response platforms on all endpoints within the organization; various additional security tools designed to help protect, identify, escalate, investigate, resolve and recover from security incidents in a timely manner; monitoring and regular testing of our data controls and provenance for vulnerabilities; incident simulations; incident response plans; employee training, including bimonthly phishing simulations to provide “experiential learning” on how to recognize phishing attempts; integrated and easily accessible mechanisms available to all employees that encourage proactive reporting of any perceived or actual vulnerabilities across the organization; and routine review of our policies and procedures to identify risks and refine our practices.

As part of these processes, we engage a third-party penetration testing firm to conduct annual penetration testing from both internal and external perspectives to identify and mitigate potential vulnerabilities. We also consider the internal risk oversight programs of third-party service providers, and our IT department uses an audit review process to evaluate the internal controls of third-party vendors who will have access to personally identifiable information or our confidential financial data.

We do not believe there are currently any known risks from cybersecurity threats, including as a result of any previous cybersecurity incident of which we are aware, that are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information regarding cybersecurity risks and the potential related impacts on our Company, please see the risk factor beginning with the caption “We depend on our information technology systems and those of our third-party service providers, and any failure of these systems could harm our business” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposures, including reviewing our policies and practices with respect to risk assessment and risk management. The audit committee of our board of directors assists the board of directors with this responsibility by discussing our risk assessment and risk management policies, including the guidelines and policies that govern the process by which we manage our exposure to cybersecurity risks, with members of management on a periodic basis, and the audit committee is notified between such updates regarding significant new cybersecurity threats or incidents. The audit committee, in turn, periodically reports on its review to the board of directors.

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Our senior vice president of information technology, or our SVP, IT, has primary oversight of material risks from cybersecurity threats and leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes, including through his management of, and participation in, the cybersecurity risk management and strategy processes described above, and his oversight of our incident response plans and escalation procedures described below. Our SVP, IT reports to our chief operating officer, or COO, and is an experienced information technology leader with over 25 years of expertise in cybersecurity defense, both in academic and corporate environments. This experience includes, but is not limited to, data defense, perimeter and infrastructure defense, corporate risk awareness, compliance adherence, and cybersecurity training and leadership.

We have also established a cross-functional information security counsel, or ISC, led by our SVP, IT, that brings together representatives from across the organization, including from our IT, finance, clinical, human resources, research and development, program leadership, facilities, and legal functions, that is responsible for reviewing, responding, mitigating and reporting all cybersecurity incidents. The ISC meets quarterly and on an ad hoc basis, as necessary. In the event of a cybersecurity incident, our ISC is promptly convened and follows a standardized review and mitigation process and incident response plan, which includes escalation to our data protection committee, or DPC. Our DPC is composed of our SVP, IT, our COO, our senior vice president, finance and accounting, and senior members of our legal and IT teams and is responsible for assessing, among other factors, the actual or potential operational, business, financial, legal or reputational impact of a cybersecurity incident on the Company. The DPC is also responsible for notifying the audit committee of the board of directors in the event of a significant cybersecurity threat or incident.

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

Holders

As of March 25, 2024, there were 35 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to build a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including tumor-activated cytokines and antibodies (including bispecifics) and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb, XTX301, an interleukin 12, or IL-12, therapy, and XTX202, an interleukin 2, or IL-2, therapy. In 2023, we presented clinical data across these programs showing initial clinical validation for each of these molecules and our tumor-activated approach. In addition to our clinical-stage product candidates, we are continuing to leverage our differentiated research platform and expertise in developing tumor-activated I-O therapies to advance preclinical development for tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers).

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

Recent Developments

Exclusive License Agreement with Gilead

On March 27, 2024, our wholly-owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into an exclusive license agreement with Gilead Sciences, Inc., or Gilead, pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301, our tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12.

Xilio Development will be responsible for conducting clinical development for XTX301 in the ongoing Phase 1 clinical trial through an initial planned Phase 2 dose expansion. Following the delivery by Xilio Development of a specified clinical data package for XTX301 related to the Phase 1 clinical trial and planned Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of XTX301 to Gilead, subject to the terms of the license agreement and payment by Gilead of a $75.0 million transition fee.

Under the license agreement, we are eligible to receive approximately $43.5 million in upfront payments, including a cash payment of $30.0 million and an initial equity investment by Gilead of approximately $13.5 million of our common stock at a purchase price of $1.97 per share. The initial equity investment closed on March 28, 2024, and the $30.0 million upfront cash payment is payable by Gilead within a specified time period promptly following signing of the license agreement. We will be eligible to receive up to $604.0 million in additional contingent payments, which include (i) the proceeds from up to three additional private placements of common stock, (ii) the $75.0 million transition fee and (iii) specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $29.0 million of the total contingent payments are related to the potential additional private placements of common stock and a near-term development milestone. In addition, we are eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

In connection with the execution of the license agreement, on March 27, 2024, we entered into a stock purchase agreement with Gilead. In addition to the initial equity investment by Gilead of approximately $13.5 million of our common stock, through March 27, 2025, we may, at our election and subject to the terms and conditions of the stock purchase agreement, cause Gilead to purchase up to approximately $11.5 million of additional shares of common stock (including, at Gilead’s sole election, prefunded warrants in lieu of shares of common stock) in up to three additional private placements at a predetermined price per share specified therein, at all times subject to Gilead not being deemed the beneficial owner of greater than 19.9% of our common stock upon the closing of the applicable additional private placement with Gilead. If Gilead elects to purchase prefunded warrants, each prefunded warrant will have an exercise price of $0.0001 per share of common stock, be immediately exercisable and remain exercisable until exercised in full. Gilead may not exercise its prefunded warrants to the extent that it would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. Any prefunded warrants that may be issued to Gilead in an additional private placement with Gilead will be in substantially the same form as the prefunded warrants issued to investors in the March 2024 private placement.

March 2024 Private Placement

On March 28, 2024, we entered into a securities purchase agreement with certain existing accredited investors, including Bain Capital Life Sciences and Rock Springs Capital, to issue and sell an aggregate of 1,953,125 shares of our common stock at a price of $0.64 per share and prefunded warrants to purchase up to an aggregate of 15,627,441 shares of our common stock at a purchase price of $0.6399 per prefunded warrant share, through a private investment in public equity financing. The prefunded warrants will have an exercise price of $0.0001 per share of common stock, be immediately exercisable and remain exercisable until exercised in full. We anticipate receiving aggregate gross proceeds from the private placement of approximately $11.3 million, before deducting placement agent fees and expenses payable by us. The private placement is expected to close on April 2, 2024, subject to the satisfaction of customary closing conditions. We expect to use the proceeds from the private placement to fund working capital and other general corporate purposes.

Strategic Portfolio Reprioritization and Workforce Reduction

On March 27, 2024, our board of directors approved a strategic portfolio reprioritization and restructuring. As part of the strategic portfolio reprioritization and restructuring, we plan to:

●	focus on rapidly advancing clinical development for XTX301 and XTX101 and leveraging our promising research platform to advance differentiated bispecific and cell-engager molecules;

●	discontinue further investment in XTX202 as a monotherapy and explore strategic opportunities to continue to develop XTX202 with other agents; and
●	undertake efforts to further reduce our expenses and streamline our operations, including a reduction in headcount of 15 employees, representing approximately 21% of our workforce immediately prior to the workforce reduction.

Repayment of Loan and Security Agreement

In the first quarter of 2024, we repaid all amounts outstanding under the loan and security agreement, as amended, with Pacific Western Bank, or PacWest, and PacWest released all security interests in our and our affiliates’ assets.

Liquidity and Going Concern Overview

Since inception, we have incurred significant operating losses, including net losses of $76.4 million and $88.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $325.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy

As of December 31, 2023, we had cash and cash equivalents of $44.7 million. Based on our current operating plans, we anticipate that our cash and cash equivalents as of December 31, 2023, together with (i) the $30.0 million upfront payment under the license agreement with Gilead, (ii) the approximately $13.5 million in proceeds from the initial private placement with Gilead, which closed on March 28, 2024, and (iii) the approximately $11.3 million in gross proceeds from our private placement, which is expected to close on April 2, 2024 (subject to customary closing conditions), and after giving effect to (a) one-time costs and anticipated future cost savings associated with our strategic portfolio reprioritization and workforce reduction announced in March 2024 and (b) the repayment in the first quarter of 2024 of the outstanding loan balance under our loan and security agreement with Pacific Western Bank, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. For more information, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. In March 2024, Xilio Development entered into the license agreement with Gilead pursuant to which we are eligible to receive $43.5 million of upfront payments, including a cash payment of $30.0 million and an initial equity investment by Gilead of approximately $13.5 million of our common stock at a purchase price of $1.97 per share. The initial equity investment closed on March 28, 2024, and the $30.0 million upfront cash payment is payable by Gilead within a specified time period promptly following signing of the license agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our discovery efforts, research activities and development and testing of our programs and product candidates. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense for employees engaged in research and development functions;
●	costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for both preclinical studies and current or future clinical trials;
●	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
●	costs incurred with third-party contract research organizations, or CROs, and other third parties in connection with the conduct of our current or future clinical trials;
●	costs of sponsored research agreements and outside consultants, including their fees and related expenses;
●	costs incurred to maintain compliance with regulatory requirements;
●	fees for maintaining licenses and other amounts due under our third-party licensing agreements;
●	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and

●	depreciation, amortization and other direct and allocated expenses, including rent, maintenance of facilities and other operating costs, incurred as a result of our research and development activities.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated balance sheets as prepaid expenses or accrued research and development expenses. We record cost-sharing payments under our clinical trial collaboration with F. Hoffmann-La Roche Ltd., which we refer to as the Roche clinical collaboration, as a reduction of research and development costs upon the achievement of each study development event specified in the clinical supply agreement. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

We use our personnel and infrastructure resources for our discovery efforts, including the advancement of our platform technology, developing programs and product candidates and managing external research efforts. A significant portion of our research and development costs have been, and will continue to be, external costs. We track these external costs, such as fees paid to CDMOs, CROs, preclinical study vendors and other third parties in connection with our manufacturing and manufacturing process development, clinical trials, preclinical studies and other research activities by program. Due to the number of ongoing programs and our ability to use resources across several projects, personnel-related expenses and indirect or shared operating costs incurred for our research and development programs are not recorded or maintained on a program-by-program basis.

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

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	our ability to maintain our current research and development programs;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;

●	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved; and
●	general economic conditions, including inflation.

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

We anticipate that our general and administrative expenses will remain consistent with historical levels as we maintain our infrastructure to support our research and development activities. We also expect to continue to incur significant expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance costs and investor and public relations costs. We also expect to continue to incur additional expenses related to intellectual property as we file patent applications to protect intellectual property arising from our research and development activities. In the event we are unable to obtain sufficient additional capital in the near term, we will need to implement cost reduction strategies that seek to reduce our general and administrative expenses while maintaining sufficient infrastructure to support our planned research and development activities and operations as a public company.

Other Income, Net

Other income, net consists primarily of interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our debt arrangement with PacWest and amortization of the debt discount related to debt issuance costs.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal and state net operating loss, or NOL, carryforwards of $209.3 million and $180.9 million, respectively, which may be available to offset future taxable income. As of December 31, 2023, federal NOLs of $204.5 million have an indefinite carryforward period. The remaining federal NOL carryforwards and our state NOL carryforward will expire beginning in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2023, we also had federal and state research and development credit carryforwards of approximately $7.8 million and $3.1 million, respectively, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of our NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. These “ownership changes”, as defined by Section 382, may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have raised capital through the issuance of units and capital stock on several occasions. These financings may have resulted in an “ownership change”. We have not yet completed a detailed study of our inception to date “ownership change” activity.

In addition, we have not yet conducted a study of our research and development credit carryforwards. Such a study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations and comprehensive loss if an adjustment were required.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
Operating expenses
Research and development	$52,136	$59,201	$(7,065)
General and administrative	26,997	29,948	(2,951)
Total operating expenses	79,133	89,149	(10,016)
Loss from operations	(79,133)	(89,149)	10,016
Other income, net
Other income, net	2,729	927	1,802
Total other income, net	2,729	927	1,802
Net loss	$(76,404)	$(88,222)	$11,818

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
XTX101	$1,787	$6,374	$(4,587)
XTX202	9,864	6,249	3,615
XTX301	6,438	11,475	(5,037)
Other early programs and indirect research and development	14,040	14,037	3
Personnel-related	20,007	21,066	(1,059)
Total research and development expenses	$52,136	$59,201	$(7,065)

Research and development expenses decreased by $7.1 million from $59.2 million for the year ended December 31, 2022 to $52.1 million for the year ended December 31, 2023. The decrease in research and development expenses was primarily due to the following:

●	XTX101 costs decreased by $4.6 million, primarily driven by a $2.0 million cost-sharing payment that we earned under our Roche clinical collaboration and recorded as a reduction in research and development expenses and a decrease of manufacturing costs of $2.2 million due to costs associated with the production of drug substance and drug product incurred during the year ended December 31, 2022 for which there were no comparable costs during the year ended December 31, 2023;
●	XTX202 costs increased by $3.6 million, primarily driven by a $5.3 million increase in clinical development activities related to our Phase 1/2 clinical trial, partially offset by a $1.3 million decrease in manufacturing activities and a $0.2 million decrease in preclinical activities;
●	XTX301 costs decreased by $5.0 million, primarily driven by a $4.6 million decrease in manufacturing activities relating to the initial supply of clinical trial material in the comparable period, a $2.4 million decrease in preclinical activities and a $0.2 million decrease in regulatory activities relating to the filing of our investigational new drug application in the comparable period, partially offset by a $2.3 million increase in clinical development activities related to our Phase 1 clinical trial; and
●	personnel-related costs decreased by $1.1 million, primarily driven by a $0.6 million decrease in salaries, bonuses and benefits due to lower research and development headcount, which was partially offset by an increase in average compensation, a $0.3 million decrease in stock-based compensation and a $0.2 million decrease in recruiting costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
Personnel-related	$15,827	$16,701	$(874)
Professional and consulting fees	6,879	7,926	(1,047)
Facility-related and other general and administrative expenses	4,291	5,321	(1,030)
Total general and administrative expenses	$26,997	$29,948	$(2,951)

General and administrative expenses decreased by $3.0 million from $29.9 million for the year ended December 31, 2022 to $27.0 million for the year ended December 31, 2023. The decrease in general and administrative expenses was primarily due to the following:

●	personnel-related costs decreased by $0.9 million, primarily driven by a $0.8 million decrease in stock-based compensation, as the prior year period included $0.6 million in non-recurring compensation expense resulting from the modification of previously issued stock options;

●	professional and consulting fees decreased by $1.0 million, primarily driven by a decrease in consulting fees; and

●	facility-related and other general and administrative expenses decreased by $1.0 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Other Income, Net

Other income, net increased by $1.8 million from $0.9 million for the year ended December 31, 2022 to $2.7 million for the year ended December 31, 2023. The increase in other income, net was primarily due to an increase in interest income earned on our cash and cash equivalents due to higher interest rates and lower interest expense on our note payable under our debt arrangement with PacWest as a result of the commencement of the repayment of principal beginning in January 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing and our IPO of common stock in October 2021. Through December 31, 2023, we have received an aggregate of

$350.9 million in net proceeds from such transactions, including $116.4 million in net proceeds from our IPO, $224.5 million in net proceeds from the sale and issuance of preferred units and convertible preferred stock, and $10.0 million in net proceeds from our debt financing with PacWest. As of December 31, 2023, we had cash and cash equivalents of $44.7 million.

Under the license agreement with Gilead, we are eligible to receive approximately $43.5 million in upfront payments, including a cash payment of $30.0 million and an initial equity investment by Gilead of approximately $13.5 million of our common stock at a purchase price of $1.97 per share. The initial equity investment closed on March 28, 2024, and the $30.0 million upfront cash payment is payable by Gilead within a specified time period promptly following signing of the license agreement.

On March 28, 2024, we entered into a securities purchase agreement with certain existing accredited investors pursuant to which we expect to receive approximately $11.3 million of gross proceeds upon closing of the March 2024 private placement, which is expected to close on April 2, 2024 (subject to customary closing conditions).

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, or Form S-3, to register for sale up to $250,000,000 of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, we also entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the Sales Agreement. Through the filing date of this Annual Report on Form 10-K, we have not issued or sold any shares of our common stock pursuant to the Sales Agreement. Issuances or sales of common stock pursuant to the Sales Agreement, if any, would be made under the Form S-3 and the corresponding prospectus related to the issuance and sale of shares of common stock pursuant to the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash used in:
Operating activities	$(68,620)	$(75,723)
Investing activities	(486)	(1,867)
Financing activities	(6,550)	(69)
Net decrease in cash, cash equivalents and restricted cash	$(75,656)	$(77,659)

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

During the year ended December 31, 2023, net cash used in operating activities of $68.6 million was primarily due to our net loss of $76.4 million and changes in operating assets and liabilities of $1.7 million, partially offset by net non-cash expenses of $9.4 million.

During the year ended December 31, 2022, net cash used in operating activities of $75.7 million was primarily due to our net loss of $88.2 million, partially offset by net non-cash expenses of $10.5 million and changes in operating assets and liabilities of $2.0 million.

Investing Activities

During the years ended December 31, 2023 and 2022, net cash used in investing activities of $0.5 million and $1.9 million, respectively, was due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, net cash used in financing activities of $6.5 million consisted of repayments of debt principal and payments on our finance lease for certain lab equipment, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

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

As of December 31, 2023, we had cash and cash equivalents of $44.7 million. Based on our current operating plans, we anticipate that our cash and cash equivalents as of December 31, 2023, together with (i) the $30.0 million upfront payment under the license agreement with Gilead, (ii) the approximately $13.5 million in proceeds from the initial private placement with Gilead, which closed on March 28, 2024, and (iii) the approximately $11.3 million in gross proceeds from our private placement, which is expected to close on April 2, 2024 (subject to customary closing conditions), and after giving effect to (a) one-time costs and anticipated future cost savings associated with our strategic portfolio reprioritization and workforce reduction announced in March 2024 and (b) the repayment in the first quarter of 2024 of the outstanding loan balance under our loan and security agreement with PacWest, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. The accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into additional collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with advancing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, XTX101, XTX301 and XTX202, and ongoing preclinical development for our current and future product candidates;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop XTX101, our Fc-enhanced, tumor-activated anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the timing and amount of milestones, equity investments and other contingent payments under our partnership with Gilead for XTX301;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from adverse changes in domestic and international fiscal, monetary and other policies and political relations, regional or global conflicts, uncertainty around global economic conditions, instability in financial markets, current or future pandemics or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue warrants, which could potentially dilute the ownership interest of our existing stockholders.

Contractual Obligations

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date include our loan and security agreement with PacWest, an operating lease for our corporate headquarters and certain license agreements.

Loan and Security Agreement

In November 2019, we entered into a loan and security agreement with PacWest, as amended, which we refer to as the loan agreement, under which we borrowed $10.0 million under a term loan. Borrowings under the loan agreement were collateralized by substantially all of our assets, excluding intellectual property. Interest on amounts outstanding accrued at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of December 31, 2023, the interest rate on the term loan was 8.75%. We made interest-only payments on the outstanding balance through December 31, 2022. We commenced making equal monthly payments of principal plus interest in January 2023, and we were required to make such payments until the term loan matured on June 30, 2024. As of December 31, 2023, the outstanding principal balance under the loan agreement was $3.3 million. In the first quarter of 2024, we repaid all amounts outstanding under the loan agreement, and PacWest released all security interests in our and our subsidiaries’ assets.

Lease Agreement

We lease building space for our corporate headquarters at 828 Winter Street in Waltham, Massachusetts under a non-cancellable operating lease that expires in March 2030. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. As of December 31, 2023, the remaining required payments for our operating lease, not including the optional extension period, are approximately $11.7 million. For further information regarding our operating lease agreement, please see Note 7, Leases, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other Contractual Obligations

We are party to certain agreements that require us to pay third parties upon achievement of certain development, regulatory or commercial milestones or upon the consummation of specified transactions. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved or upon the consummation of specified transactions that may not occur. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding certain of our license agreements and amounts that could become payable in the future under those agreements, please see Note 6, Collaboration Agreements and Intellectual Property Licenses, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Research and Development Expenses and Related Accruals

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs and laboratory supplies, depreciation, manufacturing expenses and external costs of outside vendors engaged to conduct planned clinical development, preclinical development, manufacturing and manufacturing process development and other research support activities. All costs associated with research and development activities are expensed as incurred.

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

Stock-Based Compensation

We issue stock-based awards to employees, directors and non-employees, generally in the form of stock options. We measure employee stock-based compensation based on the grant date fair value of the stock-based awards and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. We recognize forfeitures as they occur. We classify stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Determination of the Fair Value of Stock-Based Awards

We estimate the fair value of our stock options granted with service-based conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of our common stock. We completed our IPO in October 2021, and as a result there has not been a significant amount of time for which there has been a public market for the trading of our common stock, including a lack of company-specific historical and implied volatility data, therefore we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term and the plain nature of our stock-based awards. The expected dividend yield is assumed to be zero as we have no current plans to pay any dividends on common stock. We have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis. Subsequent to the completion of our IPO in October 2021, the fair value of our common stock has been determined based on the share price of our common stock on the Nasdaq Global Select Market.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our Chief Executive Officer (our principal executive officer) and our Senior Vice President, Finance and Accounting (our principal financial and accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of

December 31, 2023. Based upon such evaluation, our Chief Executive Officer and Senior Vice President, Finance and Accounting have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 30, 2024, Tomas Heyman notified us of his resignation as a Class I director, effective as of our 2024 annual meeting of stockholders, which is currently expected to be held in June 2024. Mr. Heyman’s resignation did not result from any disagreement with us on any matter relating to our operations, policies or practices.

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers may engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other of our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that could negate a claim of insider trading for transactions undertaken while in possession of material nonpublic information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies for Related Person Transactions” and “Director Independence” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-40925	3.1	October 26, 2021
3.2	Second Amended and Restated Bylaws of the Registrant	8-K	001-40925	3.1	April 3, 2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-259973	4.1	October 1, 2021
4.2	Form of Prefunded Warrant	8-K	001-40925	4.1	March 28, 2024
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-40925	4.3	March 1, 2022
10.1	2020 Stock Incentive Plan, as amended	S-1	333-259973	10.2	October 1, 2021
10.2	Form of Stock Option Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.3	October 1, 2021
10.3	Form of Restricted Stock Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.4	October 1, 2021
10.4	2021 Stock Incentive Plan	S-1	333-259973	10.5	October 18, 2021
10.5	Form of Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.6	October 18, 2021
10.6	Form of Non-Employee Director Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.7	October 18, 2021

10.7	Form of Restricted Unit Agreement under the 2021 Stock Incentive Plan	8-K	001-40925	10.1	January 3, 2024
10.8	2021 Employee Stock Purchase Plan	S-1	333-259973	10.8	October 18, 2021
10.9	2022 Inducement Stock Incentive Plan	10-K	001-40925	10.8	March 2, 2023
10.10	Form of Stock Option Agreement under the 2022 Inducement Stock Incentive Plan	10-K	001-40925	10.9	March 2, 2023
10.11	Form of Restricted Stock Unit Agreement under the 2022 Inducement Stock Incentive Plan	10-K	001-40925	10.10	March 2, 2023
10.12	Sales Agreement, dated September 9, 2022, by and between the Registrant and Cowen and Company, LLC	S-3	333-268264	1.2	November 9, 2022
10.13#	Employment Agreement, dated September 30, 2021, by and between the Registrant and René Russo	S-1	333-259973	10.15	October 1, 2021
10.14#	Amended and Restated Employment Agreement, dated June 15, 2022, by and between the Registrant and Martin Huber, M.D.	8-K	001-40925	10.1	June 16, 2022
10.15#	Consulting Agreement, dated September 8, 2023, by and between the Registrant and Martin Huber, M.D.	10-Q	001-40925	10.3	November 9, 2023
10.16#	Second Amended and Restated Employment Agreement, dated August 3, 2023, by and between the Registrant and Christopher Frankenfield	8-K	001-40925	10.1	August 3, 2023
10.17#	Employment Agreement, dated September 5, 2023, by and between the Registrant and Kevin Brennan	8-K	001-40925	10.1	September 5, 2023
10.18#	Employment Agreement, dated September 5, 2023, by and between the Registrant and Katarina Luptakova, M.D.				*
10.19	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-259973	10.20	October 1, 2021
10.20	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-40925	10.1	August 14, 2023
10.21†	Cross-License Agreement, dated as of December 16, 2020, by and between the Registrant and AskGene Pharma, Inc.	S-1	333-259973	10.11	October 1, 2021
10.22†	Amended and Restated Exclusive License Agreement, dated as of August 16, 2016, by and between the Registrant and City of Hope	S-1	333-259973	10.12	October 1, 2021
10.23†	License Agreement, dated as of September 26, 2016, as amended, by and between the Registrant and WuXi Biologics (Hong Kong) Limited	S-1	333-259973	10.13	October 1, 2021
10.24	Lease, dated as of August 26, 2019, by and between the Registrant and PPF OFF 828-830 Winter Street, LLC	S-1	333-259973	10.14	October 1, 2021
10.25	Securities Purchase Agreement, dated March 28, 2024, among the Registrant and the persons party thereto	8-K	001-40925	10.1	March 28, 2024
10.26	Registration Rights Agreement, dated March 28, 2024, among the Registrant and the persons party thereto	8-K	001-40925	10.2	March 28, 2024
21.1	Subsidiaries of the Registrant				*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97#	Executive Compensation Clawback Policy	*
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†

Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and is a type of information that the registrant treats as private or confidential.

+

The certifications attached as Exhibit 32.1 are being furnished solely to accompany this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference into such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XILIO THERAPEUTICS, INC.

Date: April 1, 2024	By:	/s/ René Russo
René Russo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Russo	President, Chief Executive Officer and Director	April 1, 2024
René Russo	(Principal Executive Officer)

/s/ Kevin Brennan	Senior Vice President, Finance and Accounting	April 1, 2024
Kevin Brennan	(Principal Financial and Accounting Officer)

/s/ Paul J. Clancy	Chair of the Board	April 1, 2024
Paul J. Clancy

/s/ Sara M. Bonstein	Director	April 1, 2024
Sara M. Bonstein

/s/ Daniel Curran	Director	April 1, 2024
Daniel Curran

/s/ Tomas J. Heyman	Director	April 1, 2024
Tomas J. Heyman

/s/ Robert Ross	Director	April 1, 2024
Robert Ross

/s/ Christina Rossi	Director	April 1, 2024
Christina Rossi

/s/ Yuan Xu	Director	April 1, 2024
Yuan Xu

Xilio Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xilio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xilio Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

April 1, 2024

XILIO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$44,704	$120,385
Prepaid expenses and other current assets	3,423	4,111
Total current assets	48,127	124,496
Restricted cash	1,587	1,562
Property and equipment, net	5,942	7,255
Operating lease right-of-use asset	5,125	5,585
Other non-current assets	145	267
Total assets	$60,926	$139,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,050	$3,125
Accrued expenses	10,497	10,327
Operating lease liability, current portion	1,047	918
Note payable, current portion	3,315	6,667
Other current liabilities	48	82
Total current liabilities	15,957	21,119
Note payable, net of current portion	—	3,165
Operating lease liability, net of current portion	8,142	9,189
Other non-current liabilities	—	45
Total liabilities	24,099	33,518
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2023 and December 31, 2022; 27,613,263 shares issued and 27,607,646 shares outstanding at December 31, 2023; 27,471,607 shares issued and 27,425,447 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	362,336	354,752
Accumulated deficit	(325,512)	(249,108)
Total stockholders’ equity	36,827	105,647
Total liabilities and stockholders’ equity	$60,926	$139,165

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$52,136	$59,201
General and administrative	26,997	29,948
Total operating expenses	79,133	89,149
Loss from operations	(79,133)	(89,149)
Other income, net
Other income, net	2,729	927
Total other income, net	2,729	927
Net loss and comprehensive loss	$(76,404)	$(88,222)
Net loss per share, basic and diluted	$(2.78)	$(3.22)
Weighted average common shares outstanding, basic and diluted	27,496,107	27,392,087

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	27,358,375	$3	$346,312	$(160,886)	$185,429
Vesting of restricted common stock	64,415	—	—	—	—
Exercise of stock options	2,657	—	16	—	16
Stock-based compensation expense	—	—	8,424	—	8,424
Net loss	—	—	—	(88,222)	(88,222)
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Issuance of common stock under employee stock purchase plan	140,192	—	194	—	194
Vesting of restricted common stock	39,250	—	—	—	—
Exercise of stock options	2,757	—	8	—	8
Stock-based compensation expense	—	—	7,382	—	7,382
Net loss	—	—	—	(76,404)	(76,404)
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(76,404)	$(88,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,900	1,847
Non-cash interest expense	157	223
Stock-based compensation expense	7,382	8,424
Loss on disposal of property and equipment	3	1
Changes in operating assets and liabilities:
Prepaid and other assets	688	344
Operating lease right-of-use asset	460	391
Accounts payable	(2,063)	485
Accrued expenses and other liabilities	175	1,585
Operating lease liability	(918)	(801)
Net cash used in operating activities	(68,620)	(75,723)
Cash flows from investing activities:
Purchases of property and equipment	(486)	(1,867)
Net cash used in investing activities	(486)	(1,867)
Cash flows from financing activities:
Repayments of debt principal	(6,667)	—
Payments of finance lease	(85)	(85)
Proceeds from issuance of common stock under employee stock purchase plan	194	—
Proceeds from exercise of stock options	8	16
Net cash used in financing activities	(6,550)	(69)
Decrease in cash, cash equivalents and restricted cash	(75,656)	(77,659)
Cash, cash equivalents and restricted cash, beginning of period	121,947	199,606
Cash, cash equivalents and restricted cash, end of period	$46,291	$121,947
Supplemental cash flow disclosure:
Cash paid for interest	$573	$555
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$—	$19
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$44,704	$120,385
Restricted cash	1,587	1,562
Cash, cash equivalents and restricted cash, end of period	$46,291	$121,947

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Description of Business, Liquidity and Going Concern

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of December 31, 2023, the Company had an accumulated deficit of $325.5 million and has incurred significant operating losses, including net losses of $76.4 million and $88.2 million for the years ended December 31, 2023 and 2022, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. As of December 31, 2023, the Company had cash and cash equivalents of $44.7 million. The Company anticipates that its cash and cash equivalents as of December 31, 2023, together with (i) the $30.0 million upfront payment under the exclusive license agreement with Gilead Sciences, Inc. (“Gilead”), (ii) the approximately $13.5 million in proceeds from the initial private placement with Gilead, which closed on March 28, 2024, and (iii) the approximately $11.3 million in gross proceeds from the Company’s private placement, which is expected to close on April 2, 2024 (subject to customary closing conditions), and after giving effect to (a) one-time costs and anticipated future cost savings associated with the Company’s strategic portfolio reprioritization and workforce reduction announced in March 2024 and (b) the repayment in the first quarter of 2024 of the outstanding loan balance under the Company’s loan and security agreement with Pacific Western Bank (“PacWest”), will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the second quarter of 2025. For further information regarding these transactions and other subsequent events, please see Note 14, Subsequent Events. However, the Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates. In addition, since these amounts may not be sufficient to fund its operations for at least twelve months from the date of issuance of the consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern.

To continue to fund the operations of the Company, management has developed plans, which in the near term primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise, and the Company may be unable to obtain sufficient additional capital. If the Company is not able to secure sufficient additional capital in the near term, the Company may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to its operations and research and development programs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc. (“Xilio Development”), a Delaware corporation, and Xilio Securities Corporation, a Massachusetts corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to accrued expenses, the valuation of stock-based compensation, including stock options and restricted common stock, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

Segment Information

The Company has one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer. The Company and its chief operating decision-maker view the Company’s operations and manage its business as a single operating segment. All of the Company’s long-lived assets are held in the United States.

Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Restricted cash represents a letter of credit issued to the landlord of the Company’s facility lease and is reflected in non-current assets on the accompanying consolidated balance sheets.

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

The carrying values of the Company’s cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying value of the Company’s outstanding debt as of December 31, 2023 and 2022 approximates fair value based on the variable interest rate for the borrowings as well as the short duration of the term of the note.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment, and any leased assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets, is recorded. The estimated fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company did not recognize impairment charges during the years ended December 31, 2023 and 2022, respectively.

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

Collaboration Agreements

The Company analyzes its collaboration agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). For arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For collaboration agreements where the Company is reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses, such reimbursements and cost-sharing arrangements are reflected as a reduction of research and development expenses in the Company’s consolidated statements of operations and comprehensive loss, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company issues stock-based awards to employees, directors and non-employees, generally in the form of stock options. The Company measures employee stock-based compensation based on the grant date fair value of the stock-based awards and recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award, in accordance with ASC 718, Compensation—Stock

Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, which includes grants of employee stock awards, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values.

There are significant judgments and estimates inherent in the determination of the fair value of the common securities. The Company considers the fair value of common stock to be equal to its current share price. The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which uses as inputs the estimated fair value of common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock. The Company recognizes forfeitures as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss consistent with the classification of the award recipient’s salary and related costs or the award recipient’s service payments, as applicable.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. The Company did not have any items of comprehensive income or loss other than net loss for the years ended December 31, 2023 and 2022.

Net Loss Per Share

The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes shares of restricted common stock that are not vested. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding, as applicable, after giving consideration to the dilutive effect of stock options, restricted common stock and warrants that are outstanding during the period. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. At December 31, 2023 and 2022, the Company had not identified any significant uncertain tax positions.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consists of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Laboratory equipment	$5,815	$5,587
Computers and software	183	228
Furniture and fixtures	681	636
Leasehold improvements	5,124	5,124
Construction in process	—	98
Total property and equipment	11,803	11,673
Less: accumulated depreciation	(5,861)	(4,418)
Property and equipment, net	$5,942	$7,255

The Company incurred depreciation and amortization expense related to property and equipment of $1.8 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

4. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
External research and development	$4,867	$3,178
Personnel-related	4,690	5,413
Professional and consulting fees	845	1,536
Other	95	200
Total accrued expenses	$10,497	$10,327

5. Loan and Security Agreement

In November 2019, the Company’s wholly owned subsidiary, Xilio Development, entered into a loan and security agreement (as amended and restated in May 2023, the “Loan Agreement”) with PacWest, with the Company as a guarantor. Under the Loan Agreement, in November 2019, Xilio Development borrowed $10.0 million under a term loan. Interest on amounts outstanding under the Loan Agreement accrued at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. As of December 31, 2023, the interest rate on the term loan was 8.75%. Xilio Development was required to make interest-only payments on any outstanding balances through December 31, 2022. Xilio Development commenced making equal monthly payments of principal plus interest in January 2023.

As of December 31, 2023, the Company and Xilio Development were in compliance with all covenants under the Loan Agreement. Xilio Development had the following future loan principal payments under the Loan Agreement at December 31, 2023:

Minimum Loan
Payments
2024	$3,333
Total future principal payments	3,333
Less: unamortized discount	(18)
Total note payable	$3,315

The Company recognized $0.7 million and $0.8 million of interest expense related to the Loan Agreement for the years ended December 31, 2023 and 2022, respectively, which is reflected in other income, net on the consolidated statements of operations and comprehensive loss.

In the first quarter of 2024, Xilio Development repaid all amounts outstanding under the Loan Agreement, and PacWest released all security interests in Xilio Development’s and its affiliates’ assets.

6. Collaboration Agreements and Intellectual Property Licenses

Clinical Trial Collaboration with F. Hoffmann-La Roche

In July 2023, the Company and F. Hoffmann-La Roche Ltd. (“Roche”) entered into a clinical trial collaboration (the “Roche Clinical Collaboration”) pursuant to a clinical supply agreement to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of a Phase 1 dose escalation cohort assessing the combination in patients with advanced solid tumors and a planned Phase 2 clinical trial assessing the combination in patients with microsatellite stable colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. The Company is responsible for conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to XTX101.

The Company concluded that the cost-sharing payments from the Roche Clinical Collaboration are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments from the Roche Clinical Collaboration as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. During the year ended December 31, 2023, the Company recognized a reduction of research and development expenses of $2.0 million.

Cross-License Agreement with AskGene

In December 2020, Xilio Development entered into a cross-license agreement with AskGene Pharma, Inc. (“AskGene”) pursuant to which AskGene granted Xilio Development certain exclusive licenses for AskGene patent rights related to non-antigen binding IL-2 products in the field of oncology and certain co-exclusive licenses for AskGene patent rights related to antigen binding IL-2 products in all fields. Under the agreement, AskGene retains rights to the AskGene patent rights in Singapore, Thailand, Malaysia, Vietnam, the People’s Republic of China, Taiwan, Macau, Hong Kong, Korea and India (the “AskGene territory”) and granted licenses to Xilio Development for the AskGene patent rights worldwide, excluding the AskGene territory (the “Xilio Development territory”).

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

The Company incurred no costs related to the payment of specified development milestones under the agreement during the years ended December 31, 2023 and 2022. Any additional payments that are contingent upon achievement of development and regulatory milestones or upon sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

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

The Company incurred no costs related to the payment of specified development milestones under the agreement during the years ended December 31, 2023 and 2022. Any additional payments that are contingent upon the achievement of development and regulatory milestones or sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

7. Leases

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has a right to a five-year option to extend at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of December 31, 2023 and 2022, the Company has a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market account, which is recorded as restricted cash on the consolidated balance sheets.

The components of lease expense were as follows:

	Year Ended
	December 31,
	2023	2022
Operating lease cost	$1,225	$1,225
Variable lease cost	982	959
Total lease costs	$2,207	$2,184
Finance lease cost:
Amortization of right-of-use asset	$85	$85
Interest on lease liability	6	12

Supplemental balance sheet information related to the leases was as follows (in thousands, except for remaining lease term and discount rates):

	Year Ended
	December 31,
	2023	2022
Operating Lease:
Operating lease right-of-use asset	$5,125	$5,585
Operating lease liability, current portion	$1,047	$918
Operating lease liability, net of current portion	$8,142	$9,189
Finance Lease:
Other non-current assets	$134	$219
Other current liabilities	48	82
Other liabilities, long-term	—	45
Weighted-average remaining lease term (in years):
Operating lease	6.2	7.2
Finance lease	0.7	1.7
Weighted-average discount rate:
Operating lease	8.0%	8.0%
Finance lease	6.9%	6.9%

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,683	$1,634
Financing cash flows from finance leases	85	85

Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

	Operating Lease	Finance Lease
2024	$1,733	$49
2025	1,785	—
2026	1,839	—
2027	1,894	—
2028	1,951	—
Thereafter	2,516	—
Total future minimum lease payments	11,718	49
Present value adjustment	(2,529)	(1)
Present value of lease liabilities	$9,189	$48

8. Commitments and Contingencies

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

To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

9. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of December 31, 2023 and 2022, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

As of December 31, 2023 and 2022, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Stock options	9,456,237	8,084,121
Employee Stock Purchase Plan	701,244	566,720
Warrants	2,631	2,631
Total shares reserved for future issuance	10,160,112	8,653,472

10. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the IPO in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2021 Plan automatically increased by 1,380,663 shares. As of December 31, 2023, there were 1,780,442 shares available for future grant under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. An aggregate of 275,000 shares of the Company’s common stock has been reserved for issuance under the 2022 Inducement Plan. As of December 31, 2023, there were 220,000 shares available for future grant under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). On January 1, 2024, the number of shares reserved for issuance under the 2021 ESPP was increased by 276,132 shares. The Company issued 140,192 shares under the 2021 ESPP during the year ended December 31, 2023 and no shares under the 2021 ESPP  during the year ended December 31, 2022. As of December 31, 2023, there were 701,244 shares available for future issuance under the 2021 ESPP.

Total Stock-Based Compensation Expense

During the years ended December 31, 2023 and 2022, the Company recorded compensation expense related to stock options and restricted common stock for employees and non-employees, which was allocated as follows in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2023	2022
Research and development expense	$2,189	$2,427
General and administrative expense	5,193	5,997
Total stock-based compensation expense	$7,382	$8,424

Stock Options

A summary of stock option activity under the Company’s Stock Incentive Plans is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2022	4,960,553	$8.04	8.6	$89
Granted	3,738,555	$2.75
Exercised	(2,757)	$2.82
Cancelled/forfeited	(1,240,556)	$7.26
Outstanding as of December 31, 2023	7,455,795	$5.52	8.0	$-
Exercisable as of December 31, 2023	3,103,732	$7.04	6.6	$-

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the years ended December 31, 2023 and 2022 was $2.02 per share and $5.58 per share, respectively. The Company satisfies stock option exercises with newly issued shares of common stock. The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2023 and 2022 was less than $0.1 million.

The following assumptions were used in determining the fair value of options granted to employees during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.57 - 4.40%	1.47 – 4.22%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.3 – 6.1
Expected volatility	81.7 - 87.3%	80.8 – 87.6%

As of December 31, 2023, the Company had unrecognized stock-based compensation expense of $12.5 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock	Fair Value
Unvested as of December 31, 2022	46,160	$5.51
Vested	(39,250)	$5.51
Canceled/Forfeited	(1,293)	$5.51
Unvested as of December 31, 2023	5,617	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The Company recorded stock-based compensation expense for restricted stock granted to employees, directors and non-employees of $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the aggregate fair value of the restricted stock awards that vested was $0.1 million and $0.3 million, respectively. As of December 31, 2023, total unrecognized compensation cost related to unvested restricted stock awards was less than $0.1 million, which is expected to be recognized during the first quarter of 2024.

11. Net Loss Per Share

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive.

	Year Ended
	December 31,
	2023	2022
Unvested restricted common stock	5,617	46,160
Outstanding stock options	7,455,795	4,960,553
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	68,642	77,222
Total common stock equivalents	7,532,685	5,086,566

12. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2023 and 2022. The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2023	2022
Tax effected at statutory rate	21.0%	21.0%
State taxes	6.5	5.2
Stock-based compensation	(1.4)	(0.6)
Non-deductible expenses	(0.8)	(0.9)
Federal research and development credits	3.5	2.8
Change in valuation allowance	(28.8)	(27.5)
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$43,953	$37,277
State net operating loss carryforwards	11,433	9,267
Capitalized research and development expenditures	24,485	14,469
Research and development credit carryforwards	10,359	7,104
Lease liability	2,510	2,761
Accruals and reserves	210	241
Intangible assets	1,793	1,917
Stock-based compensation	1,213	1,374
Total deferred tax assets:	95,956	74,410
Valuation allowance	(92,978)	(71,003)
Subtotal	2,978	3,407
Deferred tax liabilities:
Property and equipment	(1,578)	(1,881)
Right of use asset	(1,400)	(1,526)
Total deferred tax liabilities	(2,978)	(3,407)
Net deferred tax assets	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2023, the valuation allowance increased by $22.0 million primarily due to the Company’s book loss and capitalized research and development expenditures reported in the period and the generation of additional research and development credits.

As of December 31, 2023, the Company had $209.3 million and $180.9 million of federal and state operating loss carryforwards, respectively. Of the federal net operating loss carryovers, $204.5 million are not subject to expiration and the remaining federal and state net operating loss carryovers begin to expire in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2023, the Company had federal and state research and development credit carryovers of $7.8 million and $3.1 million, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s net operating loss (“NOL”) carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in an “ownership change” as defined by Section 382. The Company has not yet completed a detailed study of its inception to date ownership change activity.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2023, and 2022, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2023, and 2022, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2023 and 2022, no estimated interest or penalties were recognized on uncertain tax positions. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

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

The 2017 Tax Cuts and Jobs Act (“TCJA”) included a multitude of tax provisions, including several deferred changes that became effective for tax years ending after December 31, 2021. Included in the provisions was the TCJA’s amendment to Section 174 of the Internal Revenue Code of 1986, as amended (“Section 174”), which now requires U.S.-based and non-U.S-based research and experimental expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to either immediately deduct research and experimental expenditures in the year paid or incurred. The Company applied this required change in accounting method beginning in 2022.

The Company’s tax returns remain open to examination by the Internal Revenue Service and the Commonwealth of Massachusetts for the years ended December 31, 2020 to December 31, 2022. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier periods are also subject to examination. The Company is currently not subject to any examinations by the Internal Revenue Service or any other tax authorities for any tax years.

13. 401(k) Plan

The Company maintains a defined contribution savings plan for employees that is defined to qualify under Section 401(k) of the Internal Revenue Code, as amended, (the “401(k) Plan”) in which substantially all employees are eligible to participate. Under the 401(k) Plan, all employees who meet minimum age and service requirements may elect to defer a portion of their annual compensation on a pre-tax basis or post-tax basis, up to the maximum amount prescribed by statute. For each participating employee, the Company makes matching contributions equal to 100% of the first 3% of compensation contributed, plus 50% of the next 2% of compensation contributed, for a maximum of up to 4% of the employee’s eligible compensation. Matching contributions are fully vested at the time of contribution. The Company incurred expenses related to matching contributions on behalf of employees to the 401(k) Plan of $0.7 million and $0.3 million during the years ended December 31, 2023 and 2022, respectively.

14. Subsequent Events

License Agreement and Issuance of Common Stock

On March 27, 2024, Xilio Development entered into an exclusive license agreement with Gilead Sciences, Inc. (“Gilead”), pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301, the Company’s tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12.

Under the license agreement, the Company is eligible to receive approximately $43.5 million in upfront payments, including a cash payment of $30.0 million and an initial equity investment by Gilead of approximately $13.5 million in the Company’s common stock at a purchase price of $1.97 per share.

In connection with the execution of the license agreement, on March 27, 2024, the Company entered into a stock purchase agreement with Gilead pursuant to which the Company agreed to initially issue and sell 6,860,223 of its shares of common stock to Gilead in a private placement at a purchase price of $1.97 per share for an aggregate purchase price of approximately $13.5 million.

The initial Gilead private placement closed on March 28, 2024, and the $30.0 million upfront cash payment is payable by Gilead within a specified time period promptly following signing of the license agreement.

March 2024 Private Placement

On March 28, 2024, the Company entered into a securities purchase agreement with certain existing accredited investors pursuant to which the Company agreed to sell and issue to the investors in a private placement an aggregate of 1,953,125 shares of the Company’s common stock at a purchase price of $0.64 per share, and to certain investors in lieu of shares of the Company’s common stock, prefunded warrants to purchase up to an aggregate of 15,627,441 shares of the Company’s common stock at a purchase price of $0.6399 per prefunded warrant. The private placement is anticipated to close on April 2, 2024, subject to customary closing conditions.

Strategic Portfolio Reprioritization and Workforce Reduction

On March 27, 2024, the board of directors of the Company approved a strategic portfolio reprioritization and restructuring. As part of the strategic portfolio reprioritization and restructuring, the Company plans to undertake efforts to further reduce its expenses and streamline its operations, including a reduction in headcount of 15 employees, representing approximately 21% of the Company’s workforce immediately prior to the workforce reduction.