Form 10-Q
period 2024-03-31
Xilio Therapeutics, Inc.
filed 2024-05-14
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on May 10, 2024: 36,912,373

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern;
●	our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the initiation, timing, progress and results of our research and development programs, including preclinical studies and clinical trials;
●	the potential advantages and benefits of our current and future product candidates, including our beliefs regarding the potential benefits of our current and future product candidates in combination with other agents;
●	our strategic plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;

●	developments relating to our competitors and our industry;
●	our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our partnership with Gilead Sciences, Inc., or Gilead, and our clinical collaboration with F. Hoffmann-La Roche Ltd;
●	our expectations regarding milestones, equity investments and other contingent payments under our partnership with Gilead;
●	our estimates regarding anticipated future cost savings associated with our strategic portfolio reprioritization and workforce reduction announced in March 2024;
●	our expectations regarding the anticipated use of the proceeds from the private placement of our common stock and prefunded warrants that closed in April 2024;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	the impact of general economic conditions, including inflation.

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

Availability of Other Information About Xilio Therapeutics, Inc.

Investors and others should note that we communicate with our investors and the public using our company website (www.xiliotx.com), including but not limited to investor presentations and scientific presentations, filings with the U.S. Securities and Exchange Commission, press releases, public conference calls and webcasts. You can also connect with us on X (@xiliotx) or LinkedIn. The information that we post on these channels and websites could be deemed to be material information. As a result, we encourage investors, the media and others interested in our company to review the information that we post on these channels, including our investor relations website, on a regular basis. This list of channels may be updated from time to time on our investor relations website (ir.xiliotx.com) and may include other social media channels than the ones described above. The contents of our website or these channels, or any other website that may be accessed from our website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$33,980	$44,704
License agreement receivable	30,000	—
Prepaid expenses and other current assets	5,205	3,423
Total current assets	69,185	48,127
Restricted cash	2,763	1,587
Property and equipment, net	5,542	5,942
Operating lease right-of-use asset	4,998	5,125
Other non-current assets	121	145
Total assets	$82,609	$60,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$746	$1,050
Accrued expenses	8,002	10,497
Deferred revenue	21,725	—
Operating lease liability, current portion	1,081	1,047
Note payable, current portion	—	3,315
Other current liabilities	28	48
Total current liabilities	31,582	15,957
Deferred revenue, net of current portion	17,399	—
Operating lease liability, net of current portion	7,863	8,142
Total liabilities	56,844	24,099
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 34,473,486 shares issued and 34,472,646 shares outstanding at March 31, 2024; 27,613,263 shares issued and 27,607,646 shares outstanding at December 31, 2023	3	3
Additional paid-in capital	368,477	362,336
Accumulated deficit	(342,715)	(325,512)
Total stockholders’ equity	25,765	36,827
Total liabilities and stockholders’ equity	$82,609	$60,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$10,400	$16,131
General and administrative	6,139	7,395
Restructuring	948	—
Total operating expenses	17,487	23,526
Loss from operations	(17,487)	(23,526)
Other income, net
Other income, net	284	880
Total other income, net	284	880
Net loss and comprehensive loss	$(17,203)	$(22,646)
Net loss per share, basic and diluted	$(0.62)	$(0.83)
Weighted average common shares outstanding, basic and diluted	27,912,584	27,433,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827
Issuance of common stock in connection with the Gilead stock purchase agreement, net of issuance costs	6,860,223	—	4,308	—	4,308
Vesting of restricted common stock	4,777	—	—	—	—
Stock-based compensation expense	—	—	1,833	—	1,833
Net loss	—	—	—	(17,203)	(17,203)
Balance at March 31, 2024	34,472,646	$3	$368,477	$(342,715)	$25,765

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Vesting of restricted common stock	14,217	—	—	—	—
Exercise of stock options	156	—	—	—	—
Stock-based compensation expense	—	—	1,791	—	1,791
Net loss	—	—	—	(22,646)	(22,646)
Balance at March 31, 2023	27,439,820	$3	$356,543	$(271,754)	$84,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,203)	$(22,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443	499
Non-cash interest (income) expense	(1)	31
Stock-based compensation expense	1,833	1,791
Changes in operating assets and liabilities:
License agreement receivable	(30,000)	—
Prepaid and other assets	(1,782)	406
Operating lease right-of-use asset	127	108
Accounts payable	(304)	(1,358)
Accrued expenses and other liabilities	(2,495)	(3,868)
Deferred revenue	39,124	—
Operating lease liability	(244)	(213)
Net cash used in operating activities	(10,502)	(25,250)
Cash flows from investing activities:
Purchases of property and equipment	—	(170)
Net cash used in investing activities	—	(170)
Cash flows from financing activities:
Repayments of debt principal	(3,333)	(1,667)
Payments of finance lease	(21)	(21)
Proceeds from issuance of common stock under the Gilead stock purchase agreement, net of issuance costs	4,308	—
Net cash provided by (used in) financing activities	954	(1,688)
Decrease in cash, cash equivalents and restricted cash	(9,548)	(27,108)
Cash, cash equivalents and restricted cash, beginning of period	46,291	121,947
Cash, cash equivalents and restricted cash, end of period	$36,743	$94,839
Supplemental cash flow disclosure:
Cash paid for interest	$62	$209
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$21	$310
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$33,980	$93,271
Restricted cash	2,763	1,568
Cash, cash equivalents and restricted cash, end of period	$36,743	$94,839

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of March 31, 2024, the Company had an accumulated deficit of $342.7 million and has incurred significant operating losses, including net losses of $17.2 million and $22.6 million for the three months ended March 31, 2024 and 2023, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. As of March 31, 2024, the Company had cash and cash equivalents of $34.0 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of March 31, 2024, together with the $30.0 million upfront payment received in April 2024 under the exclusive license agreement with Gilead Sciences, Inc. (“Gilead”) and approximately $14.6 million in aggregate gross proceeds received in April 2024 from private placements with certain existing investors and Gilead, will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the second quarter of 2025. However, the Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates. In addition, since these amounts may not be sufficient to fund its operations for at least twelve months from the date of issuance of the condensed consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc., a Delaware corporation and Xilio Securities Corporation, a Massachusetts security corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Except as described below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, the valuation of stock-based compensation, including stock options and restricted common stock, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company has entered into, and may in the future enter into, collaboration and licensing agreements that are within the scope of ASC 606, under which the Company has granted licenses to certain of the Company’s product candidates and performs research, development and other services in connection with such arrangements. The terms of these arrangements may include payment of one or more of the following: non-refundable upfront fees; reimbursement of research and development costs; development, regulatory and sales-based milestone payments; and royalties on annual net sales of licensed products.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with the customer; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

●	Performance Obligations. The promised goods or services in the Company’s arrangements typically consist of a license, or option to license, rights to the Company’s intellectual property or research and development services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.
●	Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or the option expires.
●	Transaction Price. The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all variable consideration subject to constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues in the period of adjustment.

The Company allocates the transaction price to the identified performance obligations based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

●	Milestone Payments. At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur.
●	Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration or licensing arrangements.
●	Recognition. The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations that consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company receives payments from its customers based on billing schedules established in each contract. Non-refundable upfront payments are included in the estimation of the transaction price, allocated to the performance obligation(s) based upon relative standalone selling price and recognized for each performance obligation based upon the measure of progress (point in time or over time) for each performance obligation. Payments received for goods and services not yet provided are recorded as deferred revenue. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

For a discussion of accounting for collaboration and license revenues, see Note 6, Collaboration and License Agreements.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consists of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Laboratory equipment	$5,815	$5,815
Computers and software	183	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Construction in process	21	—
Total property and equipment	11,824	11,803
Less: accumulated depreciation	(6,282)	(5,861)
Property and equipment, net	$5,542	$5,942

The Company recognized depreciation and amortization expense related to property and equipment of $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

4. Accrued Expenses and Restructuring

Accrued expenses consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
External research and development	$4,715	$4,867
Personnel-related	1,356	4,690
Restructuring	948	—
Professional and consulting fees	874	845
Other	109	95
Total accrued expenses	$8,002	$10,497

In March 2024, the Company’s board of directors approved a strategic portfolio reprioritization and workforce reduction. As part of the workforce reduction, the Company recognized restructuring charges of $0.9 million during the three months ended March 31, 2024, primarily related to employee severance and benefits continuation. The workforce reduction was completed in April 2024. The Company did not make any payments related to the restructuring during the three months ended March 31, 2024. All employee severance and benefits continuation payments are expected to be completed by the end of the third quarter of 2024.

The following table summarizes the accrued restructuring liability activity for the Company’s workforce reduction for the three months ended March 31, 2024:

Severance and
Related Benefits
Accrued restructuring liability as of December 31, 2023	$—
Restructuring charges	948
Accrued restructuring liability as of March 31, 2024	$948

5. Loan and Security Agreement

In November 2019, the Company’s wholly owned subsidiary, Xilio Development, Inc. (“Xilio Development”), entered into a loan and security agreement (as amended and restated in May 2023, the “Loan Agreement”) with Pacific Western Bank (“PacWest”), with the Company as a guarantor. Under the Loan Agreement, in November 2019, Xilio Development borrowed $10.0 million under a term loan. Interest on amounts outstanding under the Loan Agreement accrued at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. In the first quarter of 2024, Xilio Development repaid all amounts outstanding under the Loan Agreement, and PacWest released all security interests in Xilio Development’s and its affiliates’ assets.

The Company recognized $0.1 million and $0.2 million of interest expense related to the Loan Agreement for the three months ended March 31, 2024 and 2023, respectively, which is reflected in other income, net on the condensed consolidated statements of operations and comprehensive loss.

6. Collaboration and License Agreements

License Agreement with Gilead Sciences, Inc.

In March 2024, Xilio Development entered into a license agreement with Gilead, pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301, the Company’s tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12.

Xilio Development is responsible for conducting clinical development for XTX301 in the ongoing Phase 1 clinical trial through an initial planned Phase 2 dose expansion clinical trial. Following the delivery by Xilio Development of a specified clinical data package for XTX301 related to the Phase 1 clinical trial and planned Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of XTX301 to Gilead, subject to the terms of the license agreement and payment by Gilead of a $75.0 million transition fee.

In connection with the execution of the license agreement, in March 2024, the Company also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead agreed to purchase up to an aggregate of $25.0 million in the Company’s common stock (or at Gilead’s election, prefunded warrants in lieu of shares of common stock) in an initial private placement in connection with the execution of the license agreement and in up to three additional private placements through March 2025 at a predetermined mechanism for the purchase price per share, at all times subject to Gilead not being deemed the beneficial owner of greater than 19.9% of the Company’s common stock upon the closing of the applicable private placement. In March 2024, the Company initially issued and sold 6,860,223 shares of common stock to Gilead at a purchase price of $1.97 per share and received approximately $13.5 million in aggregate gross proceeds.

Upon execution of the agreements, the Company was entitled to receive approximately $43.5 million in upfront payments, including an upfront cash payment of $30.0 million under the license agreement and an initial equity investment by Gilead of approximately $13.5 million under the stock purchase agreement. Upon execution of the agreements, the Company was also eligible to receive up to $604.0 million in additional contingent payments, which include (i) approximately $11.5 million in proceeds from up to three additional private placements, (ii) the $75.0 million transition fee and (iii) up to $517.5 million in specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $29.0 million of the total additional contingent payments are related to the potential additional private placements and a near-

term development milestone. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

The Company considered the ASC 606 criteria for combining contracts and determined the license agreement and the stock purchase agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The Company concluded the initial private placement and the additional private placements do not represent freestanding financial instruments as such instruments are not legally detachable due to contractual transfer restrictions. The Company accounted for the common stock issued to Gilead in the initial private placement based on the fair market value of the common stock on the date of issuance. The fair market value of the common stock issued to Gilead in the initial private placement was $4.4 million, based on the closing price of the Company’s common stock on the date of issuance, resulting in a $9.1 million premium. The Company determined that the premium paid by Gilead for the common stock purchased in the initial private placement should be attributed to the transaction price of the license agreement.

The Company determined that the license agreement represents a contract with a customer within the scope of ASC 606 and identified two promises under the license agreement: (i) the exclusive licenses granted to Gilead related to the Company’s IL-12 program and (ii) the provision by Xilio Development and its affiliates of development services related to ongoing and planned clinical trials for XTX301 through an initial planned Phase 2 clinical trial. The Company determined that the exclusive license and development services were not capable of being distinct on the basis that the development services to be provided by Xilio Development are specialized in nature, specifically with respect to its specialized expertise related to XTX301, the IL-12 program and the Company’s proprietary platform for tumor-activated biologics. Accordingly, the Company concluded that there is a single identified combined performance obligation consisting of the exclusive license and the development services.

For the purposes of ASC 606, the transaction price of the license agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the license agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. All contingent payments have been fully constrained at contract inception, as the achievement of the milestones underlying such contingent payments is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such contingent payments were excluded from the transaction price. The Company anticipates that it will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Revenue associated with the combined performance obligation will be recognized as services are provided as control is transferred over time. The Company measures progress based on the amount of costs incurred relative to the total costs expected to fulfill the combined performance obligation. In management’s judgment, this input method is the best measure of progress towards satisfying the combined performance obligation and reflects a faithful depiction of the transfer of goods and services.

Under the terms of the license agreement, the $30.0 million upfront payment was paid by Gilead in April 2024. Accordingly, as of March 31, 2024, the Company recorded a receivable from Gilead for such amount.

As of March 31, 2024, no revenue has been recognized under the license agreement or the stock purchase agreement. The Company recorded deferred revenue of $39.1 million for the transaction price as of March 31, 2024, of which $21.7 million was recorded as a current liability on the Company’s condensed consolidated balance sheets as of March 31, 2024.

Clinical Trial Collaboration with F. Hoffmann-La Roche Ltd.

In July 2023, the Company and F. Hoffmann-La Roche Ltd. (“Roche”) entered into a clinical trial collaboration (the “Roche Clinical Collaboration”) pursuant to a clinical supply agreement to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of a Phase 1 dose escalation portion assessing the combination in patients with advanced solid tumors and a planned Phase 2 portion assessing the combination in patients with microsatellite stable colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. The Company is responsible for sponsoring and conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to XTX101.

The Company concluded that the cost-sharing payments from the Roche Clinical Collaboration are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments from the Roche Clinical Collaboration as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. During the three months ended March 31, 2024, the Company recognized a reduction of research and development expenses of $2.0 million. As of March 31, 2024, $2.0 million of earned but unpaid cost-sharing payments were included in prepaid expenses and other current assets of the Company’s condensed consolidated balance sheets.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of March 31, 2024 and December 31, 2023, the Company had a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

As of March 31, 2024 and December 31, 2023, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Stock options	10,355,400	9,456,237
Employee stock purchase plan	977,376	701,244
Warrants	2,631	2,631
Total shares reserved for future issuance	11,335,407	10,160,112

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the IPO in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2021 Plan automatically increased by 1,380,663 shares. As of March 31, 2024, there were 2,550,749 shares available for future issuance under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. An aggregate of 275,000 shares of the Company’s common stock has been reserved for issuance under the 2022 Inducement Plan. As of March 31, 2024, there were 220,000 shares available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). On January

1, 2024, the number of shares reserved for issuance under the 2021 ESPP was increased by 276,132 shares. The Company did not issue shares under the 2021 ESPP during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were 977,376 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three months ended March 31, 2024 and 2023, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Research and development expense	$506	$573
General and administrative expense	1,327	1,218
Total stock-based compensation expense	$1,833	$1,791

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2023	7,455,795	$5.52	8.0	$—
Granted	626,970	$0.55
Exercised	—	$—
Cancelled/forfeited	(498,114)	$7.72
Outstanding as of March 31, 2024	7,584,651	$4.97	7.9	$314
Exercisable as of March 31, 2024	3,049,352	$6.68	7.0	$13

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2024 and 2023 was $0.41 and $1.95, respectively. The following assumptions were used in determining the fair value of options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9%	4.0%
Expected dividend yield	0%	0%
Expected term (in years)	6.0	6.0 - 6.1
Expected volatility	87.7%	82.3%

As of March 31, 2024, the Company had unrecognized stock-based compensation expense of $10.6 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

In January 2024, the Company awarded 481,500 restricted stock units to certain employees of the Company. The restricted stock units vest in four equal annual installments beginning on the first anniversary of the grant date. The restricted stock units are generally forfeited if the individual’s service relationship with the Company or any subsidiary terminates prior to vesting.

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2023	—	$—
Granted	481,500	$0.55
Unvested as of March 31, 2024	481,500	$0.55

For the three months ended March 31, 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of March 31, 2024, the Company had unrecognized stock-based compensation expense of $0.2 million related to these restricted stock units, which is expected to be recognized over 3.8 years.

Restricted Common Stock

A summary of the Company’s restricted common stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Common Stock	Fair Value
Unvested as of December 31, 2023	5,617	$5.51
Vested	(4,777)	$5.51
Unvested as of March 31, 2024	840	$5.51

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The aggregate fair value of the restricted stock awards that vested during the three months ended March 31, 2024 and 2023 was less than $0.1 million.

10. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Unvested restricted common stock	840	30,714
Unvested restricted stock units	481,500	—
Outstanding stock options	7,584,651	6,087,600
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	48,201	68,884
Total common stock equivalents	8,117,823	6,189,829

11. Subsequent Events

Private Placement

On March 28, 2024, the Company entered into a securities purchase agreement with certain existing accredited investors pursuant to which the Company issued and sold an aggregate of 1,953,125 shares of its common stock at a purchase price of $0.64 per share and, in lieu of shares of the Company’s common stock, prefunded warrants to purchase up to an aggregate of 15,627,441 shares of its common stock at a purchase price of $0.6399 per prefunded warrant, through a private placement. The private placement closed on April 2, 2024. The Company received aggregate gross proceeds of approximately $11.3 million from the private placement, before deducting placement agent fees and expenses payable by the Company.

Gilead Additional Equity Investment

On April 3, 2024, pursuant to the terms of the Company’s stock purchase agreement with Gilead, the Company exercised its right to the first of up to three additional private placements with Gilead and issued and sold 485,250 shares of its common stock at a purchase price of $0.76 per share and prefunded warrants to purchase up to an aggregate of 3,882,450 shares of its common stock at a purchase price of $0.7599 per prefunded warrant. The Company received aggregate gross proceeds of approximately $3.3 million from the additional private placement with Gilead.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to build a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including tumor-activated cytokines and antibodies (including bispecifics) and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. Our most advanced tumor-activated, clinical-stage product candidates are: XTX101, an Fc-enhanced, anti-CTLA-4 monoclonal antibody, or mAb; XTX301, an interleukin 12, or IL-12, therapy; and XTX202, an interleukin 2, or IL-2, therapy. To date, we have presented clinical data across these programs showing initial clinical validation for each of these molecules and our tumor-activated approach. In addition to our clinical-stage product candidates, we are continuing to leverage our differentiated research platform and expertise in developing tumor-activated I-O therapies to advance preclinical development for tumor-activated bispecific molecules and immune cell engager molecules (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). As a result of our strategic portfolio reprioritization announced in March 2024, we are focusing on rapidly advancing clinical development for XTX301 and XTX101 and advancing differentiated bispecific and cell-engager molecules in preclinical development, and we plan to explore strategic opportunities to continue to develop XTX202 in combination with other agents while discontinuing further investment in XTX202 as a monotherapy.

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing, our initial public offering, or IPO, of common stock in October 2021, private placements of our common stock and prefunded warrants, and an upfront payment under our exclusive license agreement with Gilead Sciences, Inc., or Gilead. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

Since inception, we have incurred significant operating losses, including net losses of $17.2 million and $22.6 million for the three months ended March 31, 2024 and 2023, respectively, and a net loss of $76.4 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $342.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of March 31, 2024, we had cash and cash equivalents of $34.0 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2024, together with the $30.0 million upfront payment received in April 2024 under our license agreement with Gilead and approximately $14.6 million in aggregate gross proceeds received in April 2024 from private placements with certain existing investors and Gilead, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. Since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Exclusive License Agreement and Stock Purchase Agreement with Gilead

In March 2024, we entered into an exclusive license agreement and a stock purchase agreement with Gilead. Under the license agreement, our wholly-owned subsidiary, Xilio Development, Inc., or Xilio Development, granted Gilead an exclusive global license to develop and commercialize XTX301, our tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12. Xilio Development is responsible for conducting clinical development for XTX301 in the ongoing Phase 1 clinical trial through an initial planned Phase 2 dose expansion clinical trial. Following the delivery by Xilio Development of a specified clinical data package for XTX301 related to the Phase 1 clinical trial and planned Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of XTX301 to Gilead, subject to the terms of the license agreement and payment by Gilead of a $75.0 million transition fee. Under the stock purchase agreement, Gilead agreed to purchase up to $25.0 million in common stock or, at Gilead’s election, prefunded warrants, including approximately $13.5 million in our common stock in connection with entering into the license agreement and approximately $11.5 million in up to three additional private placements through March 2025.

We have received approximately $46.8 million to date under these agreements, including an upfront cash payment of $30.0 million received in April 2024 under the license agreement and $16.8 million in aggregate gross proceeds from the sale and issuance of common stock and prefunded warrants to Gilead under the stock purchase agreement. We are eligible to receive up to $600.7 million in additional contingent payments under these agreements, which include (i) up to approximately $8.2 million in proceeds from up to two additional private placements, (ii) the $75.0 million transition fee and (iii) up to $517.5 million in specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $25.7 million of the total additional contingent payments are related to the potential additional private placements and a near-term development milestone. In addition, we are eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

March 2024 Private Placement

In March 2024, we entered into a securities purchase agreement with certain existing accredited investors, including Bain Capital Life Sciences and Rock Springs Capital, and issued and sold an aggregate of 1,953,125 shares of our common stock at a price of $0.64 per share and prefunded warrants to purchase up to an aggregate of 15,627,441 shares of our common stock at a purchase price of $0.6399 per prefunded warrant share, through a private investment in public equity financing. The prefunded warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The private placement closed in April 2024, and we received aggregate gross proceeds of approximately $11.3 million, before deducting placement agent fees and expenses payable by us. We expect to use the proceeds from the private placement to fund working capital and other general corporate purposes.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. For the foreseeable future, we expect substantially all of our revenue, if any, would be generated from our license agreement with Gilead.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated balance sheets as prepaid expenses or accrued research and development expenses. We record cost-sharing payments under our clinical trial collaboration with F. Hoffmann-La Roche Ltd., or the Roche clinical collaboration, as a reduction of research and development costs upon the achievement of each study development event specified in the clinical supply agreement. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

We anticipate that our general and administrative expenses will remain consistent with historical levels as we maintain our infrastructure to support our research and development activities. We also expect to continue to incur significant expenses associated with operating as a public company, including increased costs for accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance costs and investor and public relations costs. We also expect to continue to incur additional expenses related to intellectual property as we file patent applications to protect intellectual property arising from our research and development activities. In the event we are unable to obtain sufficient additional capital in the near term, we will need to implement cost reduction strategies that seek to reduce our general and administrative expenses while maintaining sufficient infrastructure to support our planned research and development activities and operations as a public company.

Restructuring

In connection with the March 2024 strategic portfolio reprioritization and restructuring, we undertook efforts to reduce our expenses and streamline our operations, including a reduction in headcount of 15 employees, representing approximately 21% of our workforce immediately prior to the workforce reduction. Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee severance payments, benefits continuation, outplacement services and related expenses.

Other Income, Net

Other income, net consists primarily of interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our former debt arrangement with Pacific Western Bank, or PacWest, and amortization of the debt discount related to debt issuance costs.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Operating expenses
Research and development	$10,400	$16,131	$(5,731)
General and administrative	6,139	7,395	(1,256)
Restructuring	948	—	948
Total operating expenses	17,487	23,526	(6,039)
Loss from operations	(17,487)	(23,526)	6,039
Other income, net
Other income, net	284	880	(596)
Total other income, net	284	880	(596)
Net loss	$(17,203)	$(22,646)	$5,443

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
XTX101	$(523)	$721	$(1,244)
XTX202	3,164	1,744	1,420
XTX301	1,215	3,128	(1,913)
Other early programs and indirect research and development	1,698	4,663	(2,965)
Personnel-related	4,846	5,875	(1,029)
Total research and development expenses	$10,400	$16,131	$(5,731)

Research and development expenses decreased by $5.7 million from $16.1 million for the three months ended March 31, 2023 to $10.4 million for the three months ended March 31, 2024. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs decreased by $1.2 million from $0.7 million for the three months ended March 31, 2023 to $(0.5) million for the three months ended March 31, 2024, primarily driven by a $2.0 million cost-sharing payment that we earned under our Roche clinical collaboration during the three months ended March 31, 2024 and recorded as a reduction in research and development expenses, partially offset by a $0.7 million increase in clinical development activities related to our Phase 1 clinical trial;
●	XTX202 costs increased by $1.4 million, primarily driven by an increase in clinical development activities related to our Phase 1/2 clinical trial;
●	XTX301 costs decreased by $1.9 million, primarily driven by a $2.0 million decrease in manufacturing activities relating to the initial supply of clinical trial material in the comparable period and a $0.1 million decrease in preclinical activities, partially offset by a $0.1 million increase in clinical development activities related to our Phase 1 clinical trial;
●	other early programs and indirect research and development expenses decreased by $3.0 million, primarily driven by a decrease in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $1.0 million, primarily driven by a $0.9 million decrease in salaries, bonuses and benefits due to lower research and development headcount and a $0.1 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Personnel-related	$3,575	$4,281	$(706)
Professional and consulting fees	1,662	2,060	(398)
Facility-related and other general and administrative expenses	902	1,054	(152)
Total general and administrative expenses	$6,139	$7,395	$(1,256)

General and administrative expenses decreased by $1.3 million from $7.4 million for the three months ended March 31, 2023 to $6.1 million for the three months ended March 31, 2024. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $0.7 million, primarily driven by a $0.6 million decrease in salaries, bonuses and benefits due to lower general and administrative headcount and a $0.2 million decrease in recruiting costs, partially offset by a $0.1 million increase in stock-based compensation;
●	professional and consulting fees decreased by $0.4 million, primarily driven by a $0.7 million decrease in consulting and other professional related fees, partially offset by a $0.3 million increase in legal fees primarily related to the Gilead license and stock purchase agreements; and
●	facility-related and other general and administrative expenses decreased by $0.2 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses .

Restructuring

We recognized $0.9 million in restructuring expenses for the three months ended March 31, 2024. The restructuring expenses were associated with our strategic portfolio reprioritization and workforce reduction announced in March 2024 and consisted of employee severance and benefits continuation costs related to the workforce reduction.

Other Income, Net

Other income, net, decreased by $0.6 million from $0.9 million for the three months ended March 31, 2023 to $0.3 million for the three months ended March 31, 2024. The decrease in other income, net was primarily due to a decrease in interest income earned on our cash and cash equivalents due to a lower average cash balance and lower interest expense on our note payable as a result of the repayment of the remaining principal under our loan agreement with PacWest in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants, a debt financing, our IPO and a license agreement. Through March 31, 2024, we have received an aggregate of $378.9 million in gross proceeds from such transactions, including $225.5 million in gross proceeds from the sale and issuance of preferred units and convertible preferred stock, $10.0 million in gross proceeds from our debt financing with PacWest, $129.9 million in gross proceeds from our IPO, and $13.5 million in gross proceeds from the sale and issuance of common stock to Gilead in a private placement. As of March 31, 2024, we had cash and cash equivalents of $34.0 million.

In April 2024, we received approximately $44.6 million in aggregate gross proceeds related to the $30.0 million upfront payment under our license agreement with Gilead and approximately $14.6 million in aggregate gross proceeds from the sale and issuance of common stock and prefunded warrants to certain existing investors in a private placement and to Gilead in an additional private placement.

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, or Form S-3, to register for sale up to $250,000,000 of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, we also entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the Sales Agreement. Through the filing date of this Quarterly Report on Form 10-Q, we have not issued or sold any shares of our common stock pursuant to the Sales Agreement. Issuances or sales of common stock pursuant to the Sales Agreement, if any, would be made under the Form S-3 and the corresponding prospectus related to the issuance and sale of shares of common stock pursuant to the Sales Agreement. The extent to which we use the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and whether we are then subject to limitations on our ability to use Form S-3 to sell more than one-third of the aggregate market value of our public float in the trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or in amounts that we deem acceptable, and there can be no assurance that we will sell any shares of common stock pursuant to the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(10,502)	$(25,250)
Investing activities	—	(170)
Financing activities	954	(1,688)
Net decrease in cash, cash equivalents and restricted cash	$(9,548)	$(27,108)

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

During the three months ended March 31, 2024, net cash used in operating activities of $10.5 million was primarily driven by our net loss of $17.2 million, partially offset by changes in operating assets and liabilities of $4.4 million and net non-cash expenses of $2.3 million.

During three months ended March 31, 2023, net cash used in operating activities of $25.3 million was primarily driven by our net loss of $22.6 million and changes in operating assets and liabilities of $4.9 million, partially offset by net non-cash expenses of $2.3 million.

Investing Activities

We had no cash flows related to investing activities during the three months ended March 31, 2024. During the three months ended March 31, 2023, net cash used in investing activities of $0.2 million consisted of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities of $1.0 million consisted of proceeds from the sale and issuance of common stock to Gilead in the initial private placement, partially offset by repayments of debt principal under our loan agreement with PacWest and payments on our finance lease for certain lab equipment.

During three months ended March 31, 2023, net cash used in financing activities of $1.7 million consisted of repayments of debt principal under our loan agreement with PacWest and payments on our finance lease for certain lab equipment.

Loan and Security Agreement

In November 2019, Xilio Development entered into a loan and security agreement with PacWest, as amended and restated in May 2023, with us as a guarantor, or the loan agreement. Under the loan agreement, in November 2019, we borrowed $10.0 million under a term loan. Borrowings under the loan agreement were collateralized by substantially all of the assets of Xilio Development, excluding intellectual property. Interest on amounts outstanding accrued at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. We made interest-only payments on the outstanding balance through December 31, 2022. We commenced making equal monthly payments of principal plus interest in January 2023, and we were required to make such payments until the term loan matured on June 30, 2024. In the first quarter of 2024, we repaid all amounts outstanding under the loan agreement, and PacWest released all security interests in our and our subsidiaries’ assets.

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

As of March 31, 2024, we had cash and cash equivalents of $34.0 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2024, together with the $30.0 million upfront payment received in April 2024 under our license agreement with Gilead and approximately $14.6 million in aggregate gross proceeds received in April 2024 from private placements with certain existing investors and Gilead, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. The accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, XTX101, XTX301, and XTX202, and ongoing preclinical development for our current and future product candidates;

●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop XTX101, our Fc-enhanced tumor-activated anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the timing and amount of milestones, equity investments and other contingent payments under our partnership with Gilead for XTX301;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from adverse changes in domestic and international fiscal, monetary and other policies and political relations, regional or global conflicts, uncertainty around global economic conditions, instability in the financial markets, current or future pandemics, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue warrants, which could potentially dilute the ownership interest of our existing stockholders.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Except as described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies appearing in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of March 31, 2024, we had cash and cash equivalents of $34.0 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2024, together with the $30.0 million upfront payment received in April 2024 under our license agreement with Gilead Sciences, Inc., or Gilead, and approximately $14.6 million in aggregate gross proceeds received in April 2024 from private placements with certain existing investors and Gilead, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect, and we may not achieve the expected savings that we anticipate as a result of our recent portfolio reprioritization and workforce reduction. Our management has developed plans to continue to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital in the near term. If we are not able to secure sufficient additional capital, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. For example, in March 2024, we announced that we would discontinue further investment in the development of XTX202 as a monotherapy and would undergo a workforce reduction to further reduce our expenses and streamline our operations, which workforce reduction was completed in April 2024. Furthermore, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may exhaust our available capital sooner than planned. Please see Note 1 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information on our assessment.

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

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. For example, (i) when we issue shares of common stock upon the exercise of the prefunded warrants issued in connection with the private placements to existing accredited investors and to Gilead, each of which closed in April 2024, or (ii) if we issue shares of common stock in connection with the sale of additional shares of our common stock or additional prefunded warrants to Gilead in up to two additional potential private placements, our existing stockholders will suffer dilution. In addition, as a condition to providing additional funds to us, Gilead received, and future investors may receive, rights superior to those of existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Additionally, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $17.2 million and $22.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $342.7 million. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing, our initial public offering, or IPO, of common stock in October 2021, private placements of our common stock and prefunded warrants, and an upfront payment under our exclusive license agreement with Gilead. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4), XTX301 (IL-12) and XTX202 (IL-2), and we have not commenced clinical development for any of our other product candidates. We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported preliminary monotherapy data from our Phase 1 clinical trial for XTX101 in December 2023, preliminary monotherapy data from our Phase 1/2 clinical trial for XTX202 in March 2024 and preliminary Phase 1 safety data into the third dose level for XTX301 in January 2024. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

In connection with our strategic portfolio reprioritization in March 2024, we implemented a workforce reduction, representing approximately 21% of our workforce prior to the reduction in headcount. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. For the three months ended March 31, 2024, we recognized one-time costs of $0.9 million primarily related to employee severance and benefits continuation. The workforce reduction was completed in April 2024. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our workforce reduction may be disruptive to our operations, or could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, if approved.

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

If in the future we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of $1.00 per share, referred to as the minimum bid price requirement, or shares of our common stock may be subject to delisting, which would have a material adverse effect on our business. In January 2024, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, informing us that we were not in compliance with the continued listing requirements of the Nasdaq Global Select Market because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. On April 12, 2024, we receive written notification from the Nasdaq Staff informing us that we had regained compliance with the minimum bid price requirement as a result of our common stock maintaining a closing bid price of $1.00 per share or greater for at for at least 10 consecutive business days. However, there can be no assurance that we will be able to continue to maintain compliance with the minimum bid price requirement or any of the other Nasdaq continued listing requirements.

Any potential delisting of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this report.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on October 26, 2021)

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

4.1

Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on March 28, 2024)

10.1†*	License Agreement, dated March 27, 2024, between Xilio Development, Inc. and Gilead Sciences, Inc.
10.2†*	Common Stock Purchase Agreement, dated March 27, 2024, between the Registrant and Gilead Sciences, Inc.
10.3†*	Investor Rights Agreement, dated March 27, 2024, between the Registrant and Gilead Sciences, Inc.
10.4

Securities Purchase Agreement, dated March 28, 2024, among the Registrant and the persons party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on March 28, 2024)

10.5

Registration Rights Agreement, dated March 28, 2024, among the Registrant and the persons party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on March 28, 2024)

10.6#*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

XILIO THERAPEUTICS, INC.

Date: May 14, 2024	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Kevin Brennan
Kevin Brennan
Senior Vice President, Finance and Accounting
(Principal Financial and Accounting Officer)