Form 10-Q
period 2024-06-30
Xilio Therapeutics, Inc.
filed 2024-08-08
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on August 1, 2024: 43,952,491

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$74,949	$44,704
Prepaid expenses and other current assets	3,059	3,423
Total current assets	78,008	48,127
Restricted cash	1,769	1,587
Property and equipment, net	5,137	5,942
Operating lease right-of-use asset	4,867	5,125
Other non-current assets	92	145
Total assets	$89,873	$60,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,264	$1,050
Accrued expenses	9,737	10,497
Deferred revenue, current portion	26,517	—
Operating lease liability, current portion	1,116	1,047
Note payable, current portion	—	3,315
Other current liabilities	7	48
Total current liabilities	38,641	15,957
Deferred revenue, net of current portion	10,250	—
Operating lease liability, net of current portion	7,566	8,142
Total liabilities	56,457	24,099
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 43,951,922 shares issued and outstanding at June 30, 2024; 27,613,263 shares issued and 27,607,646 shares outstanding at December 31, 2023	4	3
Additional paid-in capital	390,052	362,336
Accumulated deficit	(356,640)	(325,512)
Total stockholders’ equity	33,416	36,827
Total liabilities and stockholders’ equity	$89,873	$60,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
License revenue	$2,357	$—	$2,357	$—
Total revenue	2,357	—	2,357	—
Operating expenses
Research and development	$11,216	$13,218	$21,616	$29,349
General and administrative	5,815	6,898	11,954	14,293
Restructuring	30	—	978	—
Total operating expenses	17,061	20,116	34,548	43,642
Loss from operations	(14,704)	(20,116)	(32,191)	(43,642)
Other income, net
Other income, net	779	761	1,063	1,641
Total other income, net	779	761	1,063	1,641
Net loss and comprehensive loss	$(13,925)	$(19,355)	$(31,128)	$(42,001)
Net loss per share, basic and diluted	$(0.24)	(0.70)	$(0.73)	$(1.53)
Weighted average common shares outstanding, basic and diluted	57,760,178	27,468,668	42,836,381	27,451,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2024 and 2023

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at March 31, 2024	34,472,646	$3	$368,477	$(342,715)	$25,765
Issuance of common stock and prefunded warrants in connection with the Gilead stock purchase agreement, net of issuance costs	485,250	—	3,297	—	3,297
Issuance of common stock and prefunded warrants in connection with a private placement, net of issuance costs	1,953,125	—	9,908	—	9,908
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	7,000,000	1	6,824	—	6,825
Issuance of common stock under employee stock purchase plan	38,998	—	34	—	34
Vesting of restricted common stock	840	—	—	—	—
Exercise of stock options	1,063	—	1	—	1
Stock-based compensation expense	—	—	1,511	—	1,511
Net loss	—	—	—	(13,925)	(13,925)
Balance at June 30, 2024	43,951,922	$4	$390,052	$(356,640)	$33,416

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at March 31, 2023	27,439,820	$3	$356,543	$(271,754)	$84,792
Issuance of common stock under employee stock purchase plan	68,929	—	140	—	140
Vesting of restricted common stock	9,978	—	—	—	—
Exercise of stock options	168	—	—	—	—
Stock-based compensation expense	—	—	1,800	—	1,800
Net loss	—	—	—	(19,355)	(19,355)
Balance at June 30, 2023	27,518,895	$3	$358,483	$(291,109)	$67,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2024 and 2023

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827
Issuance of common stock and prefunded warrants in connection with the Gilead stock purchase agreement, net of issuance costs	7,345,473	—	7,605	—	7,605
Issuance of common stock and prefunded warrants in connection with a private placement, net of issuance costs	1,953,125	—	9,908	—	9,908
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	7,000,000	1	6,824	—	6,825
Issuance of common stock under employee stock purchase plan	38,998	—	34	—	34
Vesting of restricted common stock	5,617	—	—	—	—
Exercise of stock options	1,063	—	1	—	1
Stock-based compensation expense	—	—	3,344	—	3,344
Net loss	—	—	—	(31,128)	(31,128)
Balance at June 30, 2024	43,951,922	$4	$390,052	$(356,640)	$33,416

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Issuance of common stock under employee stock purchase plan	68,929	—	140	—	140
Vesting of restricted common stock	24,195	—	—	—	—
Exercise of stock options	324	—	—	—	—
Stock-based compensation expense	—	—	3,591	—	3,591
Net loss	—	—	—	(42,001)	(42,001)
Balance at June 30, 2023	27,518,895	$3	$358,483	$(291,109)	$67,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,128)	$(42,001)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	888	991
Non-cash interest (income) expense	(1)	118
Stock-based compensation expense	3,344	3,591
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Prepaid and other assets	364	1,069
Operating lease right-of-use asset	259	221
Accounts payable	205	(2,167)
Accrued expenses and other liabilities	(740)	(3,204)
Deferred revenue	36,767	—
Operating lease liability	(507)	(444)
Net cash provided by (used in) operating activities	9,451	(41,824)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(486)
Net cash used in investing activities	(21)	(486)
Cash flows from financing activities:
Repayments of debt principal	(3,333)	(2,778)
Payments of finance lease	(42)	(42)
Proceeds from issuance of common stock under employee stock purchase plan	34	140
Proceeds from exercise of stock options	1	—
Proceeds from issuance of common stock and prefunded warrants in connection with the Gilead stock purchase agreement, net of issuance costs	7,605	—
Proceeds from issuance of common stock and prefunded warrants in connection with a private placement, net of issuance costs	9,908	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	6,824	—
Net cash provided by (used in) financing activities	20,997	(2,680)
Increase (decrease) in cash, cash equivalents and restricted cash	30,427	(44,990)
Cash, cash equivalents and restricted cash, beginning of period	46,291	121,947
Cash, cash equivalents and restricted cash, end of period	$76,718	$76,957
Supplemental cash flow disclosure:
Cash paid for interest	$62	$332
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$9	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$74,949	$75,383
Restricted cash	1,769	1,574
Cash, cash equivalents and restricted cash, end of period	$76,718	$76,957

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of June 30, 2024, the Company had an accumulated deficit of $356.6 million and has incurred significant operating losses, including net losses of $31.1 million and $42.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. As of June 30, 2024, the Company had cash and cash equivalents of $74.9 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of June 30, 2024 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the second quarter of 2025. However, the Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates. In addition, since these amounts may not be sufficient to fund its operations for at least twelve months from the date of issuance of the condensed consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

3. Property and Equipment, Net

Property and equipment, net consists of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Laboratory equipment	$5,836	$5,815
Computers and software	183	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Construction in process	9	—
Total property and equipment	11,833	11,803
Less: accumulated depreciation	(6,696)	(5,861)
Property and equipment, net	$5,137	$5,942

The Company recognized depreciation and amortization expense related to property and equipment of $0.8 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

4. Accrued Expenses and Restructuring

Accrued expenses consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
External research and development	$6,471	$4,867
Personnel-related	2,511	4,690
Restructuring	292	—
Professional and consulting fees	332	845
Other	131	95
Total accrued expenses	$9,737	$10,497

In March 2024, the Company’s board of directors approved a strategic portfolio reprioritization and workforce reduction. As part of the workforce reduction, the Company recognized restructuring charges of $1.0 million during the six months ended June 30, 2024, primarily related to employee severance, benefits continuation and outplacement service costs. The workforce reduction was completed in April 2024. The Company made payments of $0.7 million related to the restructuring during the six months ended June 30, 2024. All employee severance, benefits continuation and outplacement service cost payments are expected to be completed by the end of the third quarter of 2024.

The following table summarizes the accrued restructuring liability activity for the Company’s workforce reduction for the six months ended June 30, 2024:

Severance and
Related Benefits
Accrued restructuring liability as of December 31, 2023	$—
Restructuring charges	978
Restructuring payments	(686)
Accrued restructuring liability as of June 30, 2024	$292

5. Loan and Security Agreement

In November 2019, the Company’s wholly owned subsidiary, Xilio Development, Inc. (“Xilio Development”), entered into a loan and security agreement (as amended and restated in May 2023, the “Loan Agreement”) with Pacific Western Bank (“PacWest”), with the Company as a guarantor, and borrowed $10.0 million under a term loan. Interest on amounts outstanding under the Loan Agreement accrued at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. In the first quarter of 2024, Xilio Development repaid all amounts outstanding under the Loan Agreement, and PacWest released all security interests in Xilio Development’s and its affiliates’ assets.

The Company recognized $0.1 million and $0.4 million of interest expense related to the Loan Agreement for the six months ended June 30, 2024 and 2023, respectively, which is reflected in other income, net on the condensed consolidated statements of operations and comprehensive loss.

6. Collaboration and License Agreements

License Agreement with Gilead Sciences, Inc.

In March 2024, Xilio Development entered into a license agreement with Gilead Sciences, Inc (“Gilead”), pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301, the Company’s tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12.

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

In connection with the execution of the license agreement, in March 2024, the Company also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead agreed to purchase up to an aggregate of $25.0 million of the Company’s common stock (or at Gilead’s election, prefunded warrants in lieu of shares of common stock) in an initial private placement in connection with the execution of the license agreement and in up to three additional private placements through March 2025 at a predetermined mechanism for the purchase price per share, at all times subject to Gilead not being deemed the beneficial owner of greater than 19.9% of the Company’s common stock upon the closing of the applicable private placement. In March 2024, the Company initially issued and sold 6,860,223 shares of common stock to Gilead at a purchase price of $1.97 per share and received approximately $13.5 million in aggregate gross proceeds. In April 2024, the Company exercised its right to a first additional private placement with Gilead and issued and sold an additional 485,250 shares of its common stock at a purchase price of $0.76 per share and prefunded warrants to purchase up to an aggregate of 3,882,450 shares of its common stock at a purchase price of $0.7599 per prefunded warrant. The prefunded warrants are exercisable any time at an exercise price of $0.0001 per share, subject to Gilead not being deemed a beneficial owner of greater than 19.9% of the Company’s common stock upon the exercise of the prefunded warrants. The Company received approximately $3.3 million in aggregate gross proceeds from the additional private placement with Gilead.

As of June 30, 2024, the Company has received approximately $46.8 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement and approximately $16.8 million in gross proceeds from private placements under the stock purchase agreement. As of June 30, 2024, the Company is eligible to receive up to $600.7 million in additional contingent payments, which consist of (i) approximately $8.2 million in proceeds from up to two additional private placements, (ii) the $75.0 million transition fee and (iii) up to $517.5 million in specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $25.7 million of the total additional contingent payments are related to the potential additional private placements and a near-term development milestone. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For purposes of ASC 606, the transaction price of the license agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the license agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of June 30, 2024, as the achievement of the milestones underlying such contingent payments is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Revenue associated with the combined performance obligation is recognized as services are provided as control is transferred over time. The Company measures progress based on the amount of costs incurred relative to the total costs expected to fulfill the combined performance obligation. In management’s judgment, this input method is the best measure of progress towards satisfying the combined performance obligation and reflects a faithful depiction of the transfer of goods and services.

During the three and six months ended June 30, 2024, the Company recognized license revenue of $2.4 million under the license agreement and the stock purchase agreement. As of June 30, 2024, the Company recorded deferred revenue of

$36.7 million, of which $26.5 million was recorded as a current liability on the Company’s condensed consolidated balance sheet as of June 30, 2024.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

Deferred
Revenue
Deferred revenue as of December 31, 2023	$—
Additions	39.1
License revenue recognized	(2.4)
Deferred revenue as of June 30, 2024	$36.7

Clinical Trial Collaboration with F. Hoffmann-La Roche Ltd.

In July 2023, the Company and F. Hoffmann-La Roche Ltd. (“Roche”) entered into a clinical trial collaboration (the “Roche Clinical Collaboration”) pursuant to a clinical supply agreement to evaluate XTX101 in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of Phase 1 dose escalation assessing the combination in patients with advanced solid tumors and Phase 2 assessing the combination in patients with microsatellite stable colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. The Company is responsible for sponsoring and conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to XTX101.

The Company concluded that the cost-sharing payments from the Roche Clinical Collaboration are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments from the Roche Clinical Collaboration as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. During the three months ended June 30, 2024, the Company did not recognize a reduction of research and development expenses under the Roche Clinical Collaboration. During the six months ended June 30, 2024, the Company recognized a reduction of research and development expenses of $2.0 million under the Roche Clinical Collaboration.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of June 30, 2024 and December 31, 2023, the Company had a letter of credit for the benefit of its landlord in the amount of $1.6 million and $1.6 million, respectively, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

Private Placement

In March 2024, the Company entered into a securities purchase agreement with certain existing accredited investors pursuant to which the Company issued and sold an aggregate of 1,953,125 shares of its common stock at a purchase price of $0.64 per share and, in lieu of shares of the Company’s common stock, prefunded warrants to purchase up to an aggregate of 15,627,441 shares of its common stock at a purchase price of $0.6399 per prefunded warrant, through a private placement. The prefunded warrants are exercisable any time at an exercise price of $0.0001 per share. The private placement closed in April 2024. The Company received aggregate gross proceeds of $11.3 million from the private placement, before deducting placement agent fees and expenses payable by the Company. The shares of common stock issued and sold in the private placement were registered for resale pursuant to the Company’s registration statement on Form S-3 filed with the SEC on April 30, 2024, which became effective on May 6, 2024.

Sales Agreement

In November 2022, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250,000,000 of its common stock, preferred stock, debt securities, units and warrants, which the Company may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company LLC, under which the Company may issue and sell shares of its common stock at prevailing market prices from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the Sales Agreement. Issuances or sales of common stock pursuant to the Sales Agreement are made under the Form S-3 and the corresponding prospectus related to the Sales Agreement, as supplemented by a prospectus supplement filed on April 15, 2024. During the three and six months ended June 30, 2024, the Company issued and sold 7,000,000 shares of its common stock pursuant to the Sales Agreement at a weighted average price of $1.00 per share for aggregate gross proceeds of $7.0 million, before deducting commissions.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Stock options and unvested restricted stock units	10,835,837	9,456,237
Employee stock purchase plan	938,378	701,244
Prefunded warrants	19,509,891	—
Warrants	2,631	2,631
Total shares reserved for future issuance	31,286,737	10,160,112

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the IPO in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2021 Plan automatically increased by 1,380,663 shares. As of June 30, 2024, there were 2,134,645 shares of common stock available for future issuance under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. An aggregate of 275,000 shares of the Company’s common stock has been reserved for issuance under the 2022 Inducement Plan. As of June 30, 2024, there were 220,000 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). On January 1, 2024, the number of shares reserved for issuance under the 2021 ESPP was increased by 276,132 shares. During the six months ended June 30, 2024 and 2023, the Company issued 38,998 shares of common stock and 68,929 shares of common stock under the 2021 ESPP, respectively. As of June 30, 2024, there were 938,378 shares of common stock available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2024 and 2023, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$385	$549	$891	$1,122
General and administrative expense	1,126	1,251	2,453	2,469
Total stock-based compensation expense	$1,511	$1,800	$3,344	$3,591

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2023	7,455,795	$5.52	8.0	$—
Granted	1,825,103	$0.89
Exercised	(1,063)	$0.55
Cancelled/forfeited	(1,244,143)	$5.07
Outstanding as of June 30, 2024	8,035,692	$4.54	7.9	$175
Exercisable as of June 30, 2024	3,443,607	$6.46	6.5	$22

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2024 and 2023 was $0.68 and $1.96, respectively. The following assumptions were used in determining the fair value of options granted during the six months ended June 30 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.9 - 4.6%	3.6 - 4.0%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.0	5.5 - 6.1
Expected volatility	87.7 - 91.4%	81.7 - 87.1%

As of June 30, 2024, the Company had unrecognized stock-based compensation expense of $8.5 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2023	—	$—
Granted	481,500	$0.55
Forfeited	(36,000)	$0.55
Unvested as of June 30, 2024	445,500	$0.55

For the six months ended June 30, 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of June 30, 2024, the Company had unrecognized stock-based compensation expense of $0.1 million related to these restricted stock units, which is expected to be recognized over 3.5 years.

Restricted Common Stock

A summary of the Company’s restricted common stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Common Stock	Fair Value
Unvested as of December 31, 2023	5,617	$5.51
Vested	(5,617)	$5.51
Unvested as of June 30, 2024	—	$—

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The aggregate fair value of the restricted stock awards that vested during the six months ended June 30, 2024 and 2023 was less than $0.1 million.

10. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes the prefunded warrants issued in connection with the Company’s private placements with certain existing investors and Gilead, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of June 30, 2024, no prefunded warrants have been exercised and 19,509,891 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Six Months Ended
	June 30,
	2024	2023
Unvested restricted common stock	—	20,725
Unvested restricted stock units	445,500	—
Outstanding stock options	8,035,692	5,975,240
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	40,721	62,988
Total common stock equivalents	8,524,544	6,061,584

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to build a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including tumor-activated cytokines and antibodies (including bispecifics) and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers). Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. To date, we have presented data across our clinical-stage programs showing initial clinical validation for each of those molecules and our tumor-activated approach. Our most advanced clinical-stage product candidates are XTX101, an Fc-enhanced, tumor-activated, anti-CTLA-4 monoclonal antibody, or mAb, and XTX301, a tumor-activated, engineered interleukin 12, or IL-12, therapy. We are currently focusing on rapidly advancing clinical development for XTX101 in combination with atezolizumab (Tecentriq®) through our clinical trial collaboration with F. Hoffmann-La Roche Ltd., or Roche, and XTX301 through our exclusive license agreement with Gilead Sciences, Inc., or Gilead. In March 2024, we announced plans to discontinue further investment in XTX202, a tumor-activated, engineered interleukin 2, or IL-2, which was being evaluated in a Phase 2 clinical trial as a monotherapy, and to explore strategic opportunities to continue to develop XTX202 in combination with other agents. In addition to our clinical-stage product candidates, we are continuing to leverage our differentiated research platform and expertise in developing tumor-activated I-O therapies to advance preclinical development for differentiated tumor-activated bispecifics and immune cell engagers (including tumor-activated cell engagers and tumor-activated effector-enhanced cell engagers).

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing, our initial public offering, or IPO, of common stock in October 2021, private placements of our common stock and prefunded warrants, an upfront payment under our license agreement with Gilead and our at-the-market, or ATM, offering program. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

Since inception, we have incurred significant operating losses, including net losses of $31.1 million and $42.0 million for the six months ended June 30, 2024 and 2023, respectively, and a net loss of $76.4 million for the year ended December

31, 2023. As of June 30, 2024, we had an accumulated deficit of $356.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of June 30, 2024, we had cash and cash equivalents of $74.9 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2024 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. Since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. For the foreseeable future, we expect substantially all of our revenue, if any, would be generated from our license agreement with Gilead. For more information on our license agreement with Gilead, please see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated balance sheets as prepaid expenses or accrued research and development expenses. We record cost-sharing payments under our clinical trial collaboration with Roche as a reduction of research and development costs upon the achievement of each study development event specified in the clinical supply agreement. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023	Change
Revenue
License revenue	$2,357	$—	$2,357
Total revenue	2,357	—	2,357
Operating expenses
Research and development	$11,216	$13,218	$(2,002)
General and administrative	5,815	6,898	(1,083)
Restructuring	30	—	30
Total operating expenses	17,061	20,116	(3,055)
Loss from operations	(14,704)	(20,116)	5,412
Other income, net
Other income, net	779	761	18
Total other income, net	779	761	18
Net loss	$(13,925)	$(19,355)	$5,430

License Revenue

We recognized $2.4 million in license revenue for the three months ended June 30, 2024 under the license agreement and stock purchase agreement that we entered into with Gilead in March 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023	Change
XTX101	$2,315	$755	$1,560
XTX202	1,438	2,757	(1,319)
XTX301	1,850	1,202	648
Other early programs and indirect research and development	1,996	3,330	(1,334)
Personnel-related	3,617	5,174	(1,557)
Total research and development expenses	$11,216	$13,218	$(2,002)

Research and development expenses decreased by $2.0 million from $13.2 million for the three months ended June 30, 2023 to $11.2 million for the three months ended June 30, 2024. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs increased by $1.6 million, primarily driven by a $1.0 million development milestone that we incurred under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, during the three months ended June 30, 2024 and a $0.6 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating XTX101 in combination with atezolizumab;

●	XTX202 costs decreased by $1.3 million, primarily driven by a decrease in clinical development activities related to our Phase 1/2 clinical trial as a result of discontinuing further investment in XTX202 as a monotherapy;
●	XTX301 costs increased by $0.6 million, primarily driven by a $1.0 million increase in clinical development activities related to our ongoing Phase 1 clinical trial, partially offset by a $0.4 million decrease in manufacturing activities related to the purchase of the initial supply of clinical trial material occurring in the comparable period;
●	other early programs and indirect research and development expenses decreased by $1.3 million, primarily driven by a decrease in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $1.6 million, primarily driven by a $1.3 million decrease in salaries, bonuses and benefits due to lower research and development headcount and a $0.2 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023	Change
Personnel-related	$3,629	$3,950	$(321)
Professional and consulting fees	1,203	1,757	(554)
Facility-related and other general and administrative expenses	983	1,191	(208)
Total general and administrative expenses	$5,815	$6,898	$(1,083)

General and administrative expenses decreased by $1.1 million from $6.9 million for the three months ended June 30, 2023 to $5.8 million for the three months ended June 30, 2024. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $0.3 million, primarily driven by a $0.1 million decrease in salaries, bonuses and benefits due to lower general and administrative headcount and a $0.1 million decrease in stock-based compensation;
●	professional and consulting fees decreased by $0.6 million, primarily driven by a $0.4 million decrease in legal fees and a $0.2 million decrease in consulting and other professional related fees; and
●	facility-related and other general and administrative expenses decreased by $0.2 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Restructuring

We recognized less than $0.1 million in restructuring expenses for the three months ended June 30, 2024, consisting of employee outplacement service costs related to the workforce reduction announced in March 2024.

Other Income, Net

Other income, net, was relatively unchanged and was $0.8 million for both the three months ended June 30, 2024 and 2023. This was primarily due to an offsetting decrease in interest income earned on our cash and cash equivalents due to a lower average cash balance and lower interest expense on our note payable as a result of the repayment of the remaining principal under our loan agreement with PacWest in March 2024.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
Revenue
License revenue	$2,357	$—	$2,357
Total revenue	2,357	—	2,357
Operating expenses
Research and development	$21,616	$29,349	$(7,733)
General and administrative	11,954	14,293	(2,339)
Restructuring	978	—	978
Total operating expenses	34,548	43,642	(9,094)
Loss from operations	(32,191)	(43,642)	11,451
Other income, net
Other income, net	1,063	1,641	(578)
Total other income, net	1,063	1,641	(578)
Net loss	$(31,128)	$(42,001)	$10,873

License Revenue

We recognized $2.4 million in license revenue for the six months ended June 30, 2024 under the license agreement and stock purchase agreement that we entered into with Gilead in March 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
XTX101	$1,792	$1,476	$316
XTX202	4,602	4,501	101
XTX301	3,065	4,330	(1,265)
Other early programs and indirect research and development	3,696	7,993	(4,297)
Personnel-related	8,461	11,049	(2,588)
Total research and development expenses	$21,616	$29,349	$(7,733)

Research and development expenses decreased by $7.7 million from $29.3 million for the six months ended June 30, 2023 to $21.6 million for the six months ended June 30, 2024. The changes in research and development expenses were primarily due to the following:

●	XTX101 costs increased by $0.3 million, primarily driven by a $1.3 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating XTX101 in combination with atezolizumab and a $1.0 million development milestone that we incurred under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics during the six months ended June 30, 2024, partially offset by a $2.0 million cost-sharing payment that we earned under our Roche clinical collaboration during the six months ended June 30, 2024 that was recorded as a reduction in research and development expenses;
●	XTX301 costs decreased by $1.3 million, primarily driven by a $2.4 million decrease in manufacturing activities related to the purchase of the initial supply of clinical trial material occurring in the comparable period, which was partially offset by a $1.2 million increase in clinical development activities related to our ongoing Phase 1 clinical trial;
●	other early programs and indirect research and development expenses decreased by $4.3 million, primarily driven by a decrease in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $2.6 million, primarily driven by a $2.2 million decrease in salaries, bonuses and benefits due to lower research and development headcount and a $0.2 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
Personnel-related	$7,206	$8,231	$(1,025)
Professional and consulting fees	2,864	3,817	(953)
Facility-related and other general and administrative expenses	1,884	2,245	(361)
Total general and administrative expenses	$11,954	$14,293	$(2,339)

General and administrative expenses decreased by $2.3 million from $14.3 million for the six months ended June 30, 2023 to $12.0 million for the six months ended June 30, 2024. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $1.0 million, primarily driven by a $0.7 million decrease in salaries, bonuses and benefits due to lower general and administrative headcount and a $0.3 million decrease in recruiting costs;
●	professional and consulting fees decreased by $1.0 million, primarily driven by a decrease in consulting and other professional related fees; and
●	facility-related and other general and administrative expenses decreased by $0.4 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Restructuring

We recognized $1.0 million in restructuring expenses for the six months ended June 30, 2024. The restructuring expenses were associated with the workforce reduction announced in March 2024 and consisted of employee severance, benefits continuation and outplacement service costs.

Other Income, Net

Other income, net, decreased by $0.6 million from $1.6 million for the six months ended June 30, 2023 to $1.0 million for the six months ended June 30, 2024. The decrease in other income, net was primarily due to a decrease in interest income earned on our cash and cash equivalents due to a lower average cash balance and lower interest expense on our note payable as a result of the repayment of the remaining principal under our loan agreement with PacWest in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants, a debt financing, our IPO, a license agreement and our ATM offering program. Through June 30, 2024, we have received an aggregate of $430.5 million in gross proceeds from such transactions, including $225.5 million in gross proceeds from the sale and issuance of preferred units and convertible preferred stock, $10.0 million in gross proceeds from our debt financing with PacWest, $129.9 million in gross proceeds from our IPO, the $30.0 million upfront payment under our license agreement with Gilead, $28.1 million in gross proceeds from the sale and issuance of common stock and prefunded warrants to certain existing accredited investors and Gilead in private placements and $7.0 million in gross proceeds from the sale and issuance of common stock under our sales agreement with Cowen and Company LLC for our ATM offering program. As of June 30, 2024, we had cash and cash equivalents of $74.9 million.

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, we also entered into the sales agreement with Cowen and Company LLC under which we may issue and sell shares of our common stock under the Form S-3, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the sales agreement. Through June 30, 2024, we have issued and sold 7,000,000 shares of our common stock pursuant to the sales agreement for aggregate gross proceeds of $7.0 million. However, the extent to which we use the sales agreement as a source of additional funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and whether we are then subject to limitations on our ability to use Form S-3 to sell more than one-third of the aggregate market value of our public float in the trailing 12-month period, which limitations will remain in place until such time as our public float exceeds $75 million. Accordingly, we may not be able to sell additional shares under the sales agreement at prices or in amounts that we deem acceptable, and there can be no assurance that we will sell any additional shares of common stock pursuant to the sales agreement.

In addition, subject to the terms and conditions of our stock purchase agreement with Gilead, through March 2025, we may, at our election, cause Gilead to purchase up to approximately $8.2 million of additional shares of common stock (including, at Gilead’s sole election, prefunded warrants in lieu of shares of common stock) in up to two additional private placements, at all times subject to Gilead not being deemed a beneficial owner of greater than 19.9% of our common stock upon the closing of the applicable additional private placement with Gilead.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$9,451	$(41,824)
Investing activities	(21)	(486)
Financing activities	20,997	(2,680)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,427	$(44,990)

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

During the six months ended June 30, 2024, net cash provided by operating activities of $9.5 million was primarily driven by the $39.1 million received from Gilead under the license agreement and stock purchase agreement that was recorded as deferred revenue at the outset of the arrangement and net non-cash expenses of $4.2 million, partially offset by our net loss of $31.1 million and remaining changes in operating assets and liabilities of $2.8 million.

During the six months ended June 30, 2023, net cash used in operating activities of $41.8 million was primarily driven by our net loss of $42.0 million and changes in operating assets and liabilities of $4.5 million, partially offset by net non-cash expenses of $4.7 million.

Investing Activities

During the six months ended June 30, 2024 and 2023, net cash used in investing activities of less than $0.1 million and  $0.5 million, respectively, consisted of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities of $21.0 million consisted of proceeds from the sale and issuance of common stock and prefunded warrants to certain existing accredited investors and Gilead in private placements and proceeds from the sale and issuance of common stock under our ATM offering program, partially offset by repayments of debt principal under our loan agreement with PacWest and payments on our finance lease for certain lab equipment.

During the six months ended June 30, 2023, net cash used in financing activities of $2.7 million consisted of repayments of debt principal under our loan agreement with PacWest and payments on our finance lease for certain lab equipment partially offset by proceeds from the issuance of common stock under our employee stock purchase plan.

Loan and Security Agreement

In November 2019, Xilio Development entered into a loan and security agreement with PacWest, as amended and restated in May 2023, with us as a guarantor. In November 2019, we borrowed $10.0 million under a term loan pursuant to the loan agreement. Borrowings under the loan agreement were collateralized by substantially all of the assets of Xilio Development, excluding intellectual property. Interest on amounts outstanding accrued at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 4.75%. We made interest-only payments on the outstanding balance through December 31, 2022. We commenced making equal monthly payments of principal plus interest in January 2023. In the first quarter of 2024, we repaid all amounts outstanding under the loan agreement, and PacWest released all security interests in our and our subsidiaries’ assets.

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

As of June 30, 2024, we had cash and cash equivalents of $74.9 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2024 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. The accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, XTX101 and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop XTX101, our Fc-enhanced tumor-activated anti-CTLA-4, in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the timing and amount of cost-sharing payments under our clinical collaboration with Roche for XTX101 and milestones, additional equity investments and other contingent payments under our partnership with Gilead for XTX301;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from adverse changes in domestic and international fiscal, monetary and other policies and political relations, regional or global conflicts, uncertainty around global economic conditions, instability in the financial markets, current or future pandemics, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue additional warrants, which could potentially dilute the ownership interest of our existing stockholders.

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

Our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of June 30, 2024, we had cash and cash equivalents of $74.9 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2024, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, since these amounts may not be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect, and we may not achieve the expected savings that we anticipate as a result of our recent portfolio reprioritization and workforce reduction. Our management has developed plans to continue to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital in the near term. In the first quarter of 2024, we announced plans to discontinue further investment in the development of XTX202, our tumor-activated interleukin 2, or IL-2, product candidate, as a monotherapy and to explore strategic opportunities to continue to develop XTX202 in combination with other agents, and we implemented a workforce reduction to further reduce our expenses and streamline our operations. If we are not able to secure sufficient additional capital, we may in the future need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. Furthermore, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may exhaust our available capital sooner than planned. Please see Note 1 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information on our assessment.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to implement and maintain further cost reduction strategies, as well as the timing of such cost reductions;

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaboration agreements;
●	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our current collaborations and partnership, including our clinical collaboration with F. Hoffman-La Roche Ltd., or Roche, to develop XTX101, our tumor-activated, Fc-enhanced anti-CTLA-4 monoclonal antibody, or mAb, in combination with atezolizumab, and our partnership with Gilead Sciences, Inc., or Gilead, to develop XTX301, our tumor-activated, engineered interleukin 12, or IL-12, product candidate;
●	the timing and amount of cost-sharing payments under our clinical collaboration with Roche for XTX101 and milestones, additional equity investments and other contingent payments under our partnership with Gilead for XTX301;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. For example, (i) when we issue shares of common stock upon the exercise of the prefunded warrants issued in connection with the private placements to existing accredited investors and to Gilead, (ii) if we issue shares of common stock in connection with the sale of additional shares of our common stock or additional prefunded warrants to Gilead in up to two additional potential private placements, or (iii) if we issue additional shares of our common stock in one or more “at-the-market,” or ATM, offerings under our sales agreement with Cowen and Company LLC, our existing stockholders will suffer dilution. In addition, as a condition to providing additional funds to us, Gilead received, and future investors may receive, rights superior to those of existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Additionally, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $31.1 million and $42.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $356.6 million. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing, our initial public offering, or IPO, of common stock in October 2021, private placements of our common stock and prefunded warrants, an upfront payment under our license agreement with Gilead, and our ATM offering program. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our ongoing clinical-stage, tumor-activated product candidates, XTX101 (anti-CTLA-4) and XTX301 (IL-12). We have not generated any revenue from product sales to date. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

To date, we have not generated any revenue from product sales. We do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate revenue from product sales depends on a number of factors, including our ability to:

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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses we may incur in connection with these activities prior to generating revenue from product sales. In addition, we may never succeed in these activities, and, even if we do, we may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our limited operating history may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biotechnology company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of tumor-activated product candidates using our proprietary platform technology for tumor-activated molecules is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any late-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: XTX101 and XTX301. We are currently evaluating XTX101 in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation and recently initiated enrollment in a Phase 2 clinical trial evaluating the combination in patients with microsatellite stable colorectal cancer. We are currently evaluating XTX301 in a Phase 1 clinical trial, including ongoing Phase 1A monotherapy dose escalation and recently initiated enrollment in Phase 1B monotherapy dose expansion. In the first quarter of 2024, we announced plans to discontinue further investment in XTX202 as a monotherapy and to explore strategic opportunities to continue to develop XTX202 in combination with other agents. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, the Phase 1 monotherapy data reported for XTX101 to date, including the confirmed partial response observed in one patient treated with XTX101, or the preliminary Phase 1 safety data reported for XTX301 to date. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1/2 clinical trial evaluating XTX101 in combination with atezolizumab or our Phase 1 clinical trial evaluating XTX301 as a monotherapy, will be conducted as planned or completed on schedule, if at all. For example, in the first quarter of 2024, we announced plans to discontinue further investment in XTX202 as a monotherapy. We may experience numerous unforeseen events leading up to, during or as a result of clinical trials that could delay or prevent the initiation or completion of a clinical trial or our ability to receive marketing approval or commercialize our product candidates, including:

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported preliminary monotherapy data from our Phase 1 clinical trial for XTX101 in December 2023 and preliminary safety data from our Phase 1 monotherapy dose escalation clinical trial for XTX301 in January 2024. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are currently evaluating XTX101 in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation and recently initiated enrollment in a Phase 2 clinical trial evaluating the combination in patients with microsatellite stable colorectal cancer. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

In March 2024, our wholly-owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into the license agreement with Gilead, pursuant to which Gilead was granted an exclusive global license to develop and commercialize XTX301, our tumor activated IL-12, and other specified molecules directed toward IL-12. We may in the future seek third-party collaborators or licensors for the research, development and commercialization of other current or future product candidates. With respect to our license agreement with Gilead, and what we expect will be the case with any future collaboration agreements we enter into, we have and would likely have limited control over whether such collaborators pursue the development of our product candidates or the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates that we seek to develop with them. For example, under the license agreement with Gilead, if Gilead exercises its right to transition responsibilities for the development and commercialization of XTX301 and the rest of our IL-12 program, it will have sole decision making authority with respect to the continued development and future commercialization of our IL-12 program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed IL-12 program assets to us. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations or licenses will be developed further or reach commercialization. Further, our ability to generate revenues from these existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

We have relied on a third party located in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use such third-party CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID-19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the United States may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, CDMOs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China or the United States that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce and export raw or manufactured materials in adequate quantities to meet our needs, could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic or geopolitical conditions, including sanctions in China or against certain Chinese companies; changes in U.S. export laws or the imposition by the United States of trade barriers; sanctions; limitations on uses of U.S. government executive agency contract, grant or loan funds; or other restrictions on doing business with certain Chinese companies, including our CDMO, which could have a material adverse effect on our business. Additionally, we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

We are developing our most advanced clinical-stage, tumor-activated product candidates for the treatment of cancer and have not completed clinical development or received marketing approval for either XTX101 or XTX301. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

With respect to XTX301, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs in development, including Amunix Pharmaceuticals, Inc., AstraZeneca plc / Moderna, Inc., Cullinan Management Inc., Dragonfly Therapeutics, Inc., ImmunityBio, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Sonnet BioTherapeutics, Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

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

We rely on third-party license agreements pursuant to which we have non-exclusive and exclusive rights to technology that is incorporated into our development programs and product candidates. For example, under our cross-license agreement with AskGene, we have exclusively in-licensed patent rights relating to our IL-2 program. In addition, under our license agreement with City of Hope, we have exclusively in-licensed certain patent rights that cover our anti-CTLA-4 antibody. We also have a license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, pursuant to which we received an exclusive worldwide license to specified mAbs and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to our anti-CTLA-4 mAb program. These license agreements impose diligence, milestone payment, royalty payment and other obligations on us.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and, most recently, proposing legislation that, if enacted, would restrict trade with certain Chinese companies that provide biopharmaceutical research, development and manufacturing services. Recently, both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on our CDMO and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to procure or obtain, or to enter into, extend or renew contracts involving the use of, certain equipment or services produced or provided by certain Chinese companies, which could cause us to reevaluate our relationship with our current CDMO, which is located in China. While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls, tariffs or other trade restrictions, may affect the demand for our drug products, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to our manufactured product candidates that we import from China, including pursuant to our manufacturing arrangements and license agreement with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of $1.00 per share, referred to as the minimum bid price requirement, or shares of our common stock may be subject to delisting, which would have a material adverse effect on our business. In January 2024, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, informing us that we were not in compliance with the continued listing requirements of the Nasdaq Global Select Market because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. In April 2024, we receive written notification from the Nasdaq Staff informing us that we had regained compliance with the minimum bid price requirement as a result of our common stock maintaining a closing bid price of $1.00 per share or greater for at for at least 10 consecutive business days. However, there can be no assurance that we will be able to continue to maintain compliance with the minimum bid price requirement or any of the other Nasdaq continued listing requirements.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Pursuant to our stock purchase agreement with Gilead Sciences, Inc., or Gilead, on April 3, 2024 we issued and sold 485,250 shares of our common stock at a purchase price of $0.76 per share and prefunded warrants to purchase up to an aggregate of 3,882,450 shares of our common stock at a purchase price of $0.7599 per prefunded warrant, for an aggregate purchase price of approximately $3.3 million. Each prefunded warrant has an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full, provided that Gilead may not exercise its prefunded warrants to the extent that it would beneficially own more than 19.9% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. Based in part upon the representations of Gilead in the stock purchase agreement, we issued and sold the shares of common stock and prefunded warrants to Gilead in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving any public offering.

Item 5. Other Information

(a)

Appointment of Chief Financial Officer

On August 3, 2024, our board of directors appointed Christopher Frankenfield, our chief operating officer, to the position of chief financial officer and to serve as our principal financial officer. Upon Mr. Frankenfield’s appointment, Kevin Brennan, our senior vice president, finance and accounting, ceased to serve as our principal financial officer but will continue to serve as our principal accounting officer.

Mr. Frankenfield, age 42, will continue to serve as our chief operating officer, which position he has held since August 2023. He previously served as our chief legal and administrative officer from August 2022 to August 2023 and as our general counsel from March 2021 to August 2022. Prior to that, Mr. Frankenfield served in roles of increasing responsibility at Blueprint Medicines Corporation, or Blueprint, from August 2015 to March 2021, including as vice president of corporate legal affairs from July 2019 to March 2021. While at Blueprint, Mr. Frankenfield was responsible for a range of corporate legal activities, including public company reporting, capital markets strategy and follow-on equity offerings, collaborations and partnerships, and supporting commercial product launches. Prior to joining Blueprint, Mr. Frankenfield was a senior associate at Wilmer Cutler Pickering Hale and Dorr LLP, where his practice focused on capital markets and strategic transactions, public company reporting and corporate governance matters. Mr. Frankenfield began his career in the advisory practice at PricewaterhouseCoopers LLP. He received his B.A. in economics from the College of William & Mary and his J.D. from the University of Virginia School of Law.

In connection with Mr. Frankenfield’s promotion, effective August 3, 2024, we entered into an amended and restated employment agreement pursuant to which Mr. Frankenfield will receive an annualized base salary of $515,000 and his target annual incentive compensation will be 50% of his annualized base salary. In addition, Mr. Frankenfield was granted an option to purchase 52,000 shares of our common stock, which options shall vest and become exercisable over four years in equal monthly installments beginning on the one-month anniversary of the grant date, subject to Mr. Frankenfield’s continued service through each applicable vesting date.

The foregoing description of the amended and restated employment agreement with Mr. Frankenfield is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c)

Director and Officer Trading Arrangements

During the quarterly period covered by this report, certain of our officers entered into Rule 10b5-1 trading arrangements that are intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). These sell-to-cover arrangements apply to restricted stock units, or RSUs, granted to the applicable person on January 1, 2024 and any RSUs that may be granted to such person from time to time thereafter (other than those that by their terms require us to withhold shares for tax withholding obligations in connection with vesting and settlement). These arrangements provide for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of shares that will be sold under these arrangements is not currently determinable, as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. The officers entering into these arrangements and the date of adoption of such arrangements are: Kevin Brennan, senior vice president, finance and accounting (April 8, 2024) and Christopher Frankenfield, chief financial officer and chief operating officer (April 8, 2024).

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q (File No. 001-40925), filed with the Securities and Exchange Commission on May 14, 2024)

10.2#*	Third Amended and Restated Employment Agreement, dated August 3, 2024, by and between the Registrant and Christopher Frankenfield
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

XILIO THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)