Form 10-Q
period 2024-09-30
Xilio Therapeutics, Inc.
filed 2024-11-07
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on November 1, 2024: 43,958,074

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern;
●	our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the initiation, timing, progress and results of our research and development programs, including preclinical studies and clinical trials;
●	the potential advantages and benefits of our current and future product candidates, including our beliefs regarding the potential benefits of our current and future product candidates in combination with other agents;
●	our strategic plans to research, develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our ability to identify additional products, product candidates or technologies with significant potential that are consistent with our research, development and commercial objectives;
●	our manufacturing capabilities and strategy, including our reliance on third parties to manufacture our current or future product candidates;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	the timing of and our ability to submit applications for, and obtain and, if approved, maintain regulatory approvals for our product candidates;
●	if any of our product candidates are approved, our commercialization and marketing capabilities and strategy;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	developments relating to or impacting our competitors and our industry, including the impact of current or future government laws and regulations on us, third parties with whom we do business and our industry;

●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our partnership with Gilead Sciences, Inc., or Gilead, and our clinical collaboration with F. Hoffmann-La Roche Ltd;
●	our expectations regarding milestones, additional equity investments and other contingent payments under our partnership with Gilead;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	the impact of general economic conditions, including inflation.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.
●	If we fail to regain compliance with the continued listing requirements of The Nasdaq Stock Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract development and manufacturing organizations, or CDMOs. For example, the CDMO on which we rely may not continue to meet regulatory requirements, may have limited capacity and may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.

●	We have entered into, and may in the future seek to enter into, collaborations, licenses, or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.
●	Certain of our research and development and manufacturing activities take place in China through WuXi Biologics (Hong Kong) Limited, or WuXi Biologics. A significant disruption in our ability to rely on WuXi Biologics could materially adversely affect our business, financial condition and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.
●	Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.
●	The price of our common stock has been and, in the future, could be subject to volatility related or unrelated to our operations, and purchasers of our common stock could suffer a decline in value.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$61,259	$44,704
Prepaid expenses and other current assets	2,050	3,423
Total current assets	63,309	48,127
Restricted cash	1,775	1,587
Property and equipment, net	4,845	5,942
Operating lease right-of-use asset	4,729	5,125
Other non-current assets	—	145
Total assets	$74,658	$60,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$972	$1,050
Accrued expenses	9,793	10,497
Deferred revenue, current portion	26,105	—
Operating lease liability, current portion	1,152	1,047
Note payable, current portion	—	3,315
Other current liabilities	—	48
Total current liabilities	38,022	15,957
Deferred revenue, net of current portion	8,399	—
Operating lease liability, net of current portion	7,263	8,142
Total liabilities	53,684	24,099
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 43,958,074 shares issued and outstanding at September 30, 2024; 27,613,263 shares issued and 27,607,646 shares outstanding at December 31, 2023	4	3
Additional paid-in capital	391,630	362,336
Accumulated deficit	(370,660)	(325,512)
Total stockholders’ equity	20,974	36,827
Total liabilities and stockholders’ equity	$74,658	$60,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
License revenue	$2,263	$—	$4,620	$—
Total revenue	2,263	—	4,620	—
Operating expenses
Research and development	$10,759	$11,051	$32,375	$40,400
General and administrative	6,307	6,310	18,261	20,603
Restructuring	(41)	—	937	—
Total operating expenses	17,025	17,361	51,573	61,003
Loss from operations	(14,762)	(17,361)	(46,953)	(61,003)
Other income, net
Other income, net	742	613	1,805	2,254
Total other income, net	742	613	1,805	2,254
Net loss and comprehensive loss	$(14,020)	$(16,748)	$(45,148)	$(58,749)
Net loss per share, basic and diluted	$(0.22)	(0.61)	$(0.91)	$(2.14)
Weighted average common shares outstanding, basic and diluted	63,465,063	27,523,821	49,762,800	27,475,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended September 30, 2024 and 2023

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at June 30, 2024	43,951,922	$4	$390,052	$(356,640)	$33,416
Exercise of stock options	6,152	—	4	—	4
Stock-based compensation expense	—	—	1,574	—	1,574
Net loss	—	—	—	(14,020)	(14,020)
Balance at September 30, 2024	43,958,074	$4	$391,630	$(370,660)	$20,974

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at June 30, 2023	27,518,895	$3	$358,483	$(291,109)	$67,377
Vesting of restricted common stock	7,598	—	—	—	—
Exercise of stock options	2,433	—	8	—	8
Stock-based compensation expense	—	—	1,861	—	1,861
Net loss	—	—	—	(16,748)	(16,748)
Balance at September 30, 2023	27,528,926	$3	$360,352	$(307,857)	$52,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2024 and 2023

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827
Issuance of common stock and prefunded warrants in connection with the Gilead stock purchase agreement, net of issuance costs	7,345,473	—	7,605	—	7,605
Issuance of common stock and prefunded warrants in connection with a private placement, net of issuance costs	1,953,125	—	9,908	—	9,908
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	7,000,000	1	6,824	—	6,825
Issuance of common stock under employee stock purchase plan	38,998	—	34	—	34
Vesting of restricted common stock	5,617	—	—	—	—
Exercise of stock options	7,215	—	5	—	5
Stock-based compensation expense	—	—	4,918	—	4,918
Net loss	—	—	—	(45,148)	(45,148)
Balance at September 30, 2024	43,958,074	$4	$391,630	$(370,660)	$20,974

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Issuance of common stock under employee stock purchase plan	68,929	—	140	—	140
Vesting of restricted common stock	31,793	—	—	—	—
Exercise of stock options	2,757	—	8	—	8
Stock-based compensation expense	—	—	5,452	—	5,452
Net loss	—	—	—	(58,749)	(58,749)
Balance at September 30, 2023	27,528,926	$3	$360,352	$(307,857)	$52,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,148)	$(58,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,269	1,451
Non-cash interest (income) expense	(1)	141
Stock-based compensation expense	4,918	5,452
Loss on disposal of property and equipment	2	3
Changes in operating assets and liabilities:
Prepaid and other assets	1,373	(597)
Operating lease right-of-use asset	396	338
Accounts payable	(76)	(1,625)
Accrued expenses and other liabilities	(684)	(928)
Deferred revenue	34,504	—
Operating lease liability	(774)	(679)
Net cash provided by (used in) operating activities	(4,221)	(55,193)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(486)
Net cash used in investing activities	(30)	(486)
Cash flows from financing activities:
Repayments of debt principal	(3,333)	(5,000)
Payments of finance lease	(49)	(64)
Proceeds from issuance of common stock under employee stock purchase plan	34	140
Proceeds from exercise of stock options	5	8
Proceeds from issuance of common stock and prefunded warrants in connection with the Gilead stock purchase agreement, net of issuance costs	7,605	—
Proceeds from issuance of common stock and prefunded warrants in connection with a private placement, net of issuance costs	9,908	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	6,824	—
Net cash provided by (used in) financing activities	20,994	(4,916)
Increase (decrease) in cash, cash equivalents and restricted cash	16,743	(60,595)
Cash, cash equivalents and restricted cash, beginning of period	46,291	121,947
Cash, cash equivalents and restricted cash, end of period	$63,034	$61,352
Supplemental cash flow disclosure:
Cash paid for interest	$62	$474
Supplemental disclosure of non-cash activities:
Transfer of finance lease asset to property and equipment	$85	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$61,259	$59,772
Restricted cash	1,775	1,580
Cash, cash equivalents and restricted cash, end of period	$63,034	$61,352

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of September 30, 2024, the Company had an accumulated deficit of $370.7 million and has incurred significant operating losses, including net losses of $45.1 million and $58.7 million for the nine months ended September 30, 2024 and 2023, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. As of September 30, 2024, the Company had cash and cash equivalents of $61.3 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of September 30, 2024 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements through the end of the second quarter of 2025. However, the Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates. In addition, since these amounts are not expected to be sufficient to fund its operations for at least twelve months from the date of issuance of the condensed consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern.

To continue to fund the operations of the Company, management has developed plans, which in the near term primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise, and the Company may be unable to obtain sufficient additional capital. If the Company is not able to secure sufficient additional capital in the near term, the Company will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to its operations and research and development programs. In addition, if the Company’s efforts to secure sufficient additional capital in the near term are unsuccessful, the Company may in the future need to seek to engage in one or more other strategic alternatives, including without limitation, the sale or divestiture of some or all of its assets or proprietary technologies.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, the valuation of stock-based compensation, including stock options and restricted stock units, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

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

3. Property and Equipment, Net

Property and equipment, net consists of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Laboratory equipment	$5,917	$5,815
Computers and software	183	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Total property and equipment	11,905	11,803
Less: accumulated depreciation	(7,060)	(5,861)
Property and equipment, net	$4,845	$5,942

The Company recognized depreciation and amortization expense related to property and equipment of $1.2 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

4. Accrued Expenses and Restructuring

Accrued expenses consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
External research and development	$5,143	$4,867
Personnel-related	3,360	4,690
Restructuring	15	—
Professional and consulting fees	1,137	845
Other	138	95
Total accrued expenses	$9,793	$10,497

In March 2024, the Company’s board of directors approved a strategic portfolio reprioritization and workforce reduction. As part of the workforce reduction, the Company recognized restructuring charges of $0.9 million during the nine months ended September 30, 2024, primarily related to employee severance, benefits continuation and outplacement service costs. The workforce reduction was completed in April 2024. The Company made payments of $0.9 million related to the restructuring during the nine months ended September 30, 2024. All remaining employee severance, benefits continuation and outplacement service cost payments were completed in October 2024.

The following table summarizes the accrued restructuring liability activity for the Company’s workforce reduction for the nine months ended September 30, 2024:

Severance and
Related Benefits
Accrued restructuring liability as of December 31, 2023	$—
Restructuring charges	937
Restructuring payments	(922)
Accrued restructuring liability as of September 30, 2024	$15

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

The Company recognized $0.1 million and $0.6 million of interest expense related to the Loan Agreement for the nine months ended September 30, 2024 and 2023, respectively, which is reflected in other income, net on the condensed consolidated statements of operations and comprehensive loss.

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

In connection with the execution of the license agreement, in March 2024, the Company also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead agreed to purchase up to an aggregate of $25.0 million of the Company’s common stock (or at Gilead’s election, prefunded warrants in lieu of shares of common stock) in an initial private placement in connection with the execution of the license agreement and in up to three additional private placements through March 2025 at a predetermined mechanism for the purchase price per share, at all times subject to Gilead not being deemed the beneficial owner of greater than 19.9% of the Company’s common stock upon the closing of the applicable private placement. In March 2024, the Company initially issued and sold 6,860,223 shares of common stock to Gilead at a purchase price of $1.97 per share and received approximately $13.5 million in aggregate gross proceeds. In April 2024, the Company exercised its right to a first additional private placement with Gilead and received approximately

$3.3 million in aggregate gross proceeds from the issuance and sale of  an additional 485,250 shares of its common stock at a purchase price of $0.76 per share and prefunded warrants to purchase up to an aggregate of 3,882,450 shares of its common stock at a purchase price of $0.7599 per prefunded warrant. The prefunded warrants are exercisable any time at an exercise price of $0.0001 per share, subject to Gilead not being deemed a beneficial owner of greater than 19.9% of the Company’s common stock upon the exercise of the prefunded warrants.

As of September 30, 2024, the Company has received approximately $46.8 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement and approximately $16.8 million in gross proceeds from private placements under the stock purchase agreement. As of September 30, 2024, the Company is eligible to receive up to $600.7 million in additional contingent payments, which consist of (i) approximately $8.2 million in proceeds from up to two additional private placements, (ii) the $75.0 million transition fee and (iii) up to $517.5 million in specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $25.7 million of the total additional contingent payments are related to the potential additional private placements and a near-term development milestone. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For purposes of ASC 606, the transaction price of the license agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the license agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of September 30, 2024, as the achievement of the milestones underlying such contingent payments is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the three and nine months ended September 30, 2024, the Company recognized license revenue of $2.3 million and $4.6 million, respectively, under the license agreement and the stock purchase agreement. As of September 30, 2024, the Company recorded deferred revenue of $34.5 million, of which $26.1 million was recorded as a current liability on the Company’s condensed consolidated balance sheet.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

Deferred
Revenue
Deferred revenue as of December 31, 2023	$—
Additions	39.1
License revenue recognized	(4.6)
Deferred revenue as of September 30, 2024	$34.5

Clinical Trial Collaboration with F. Hoffmann-La Roche Ltd.

In July 2023, the Company and F. Hoffmann-La Roche Ltd. (“Roche”) entered into a clinical trial collaboration (the “Roche Clinical Collaboration”) pursuant to a clinical supply agreement to evaluate vilastobart (XTX101) in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of Phase 1 dose escalation assessing the combination in patients with advanced solid tumors and Phase 2 assessing the combination in patients with microsatellite stable colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. The Company is responsible for sponsoring and conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to vilastobart.

The Company concluded that the cost-sharing payments from the Roche Clinical Collaboration are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments from the Roche Clinical Collaboration as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. During the three months ended September 30, 2024, the Company did not recognize a reduction of research and development expenses under the Roche Clinical Collaboration. During the three months ended September 30, 2023, the Company recognized a reduction of research and development expenses of $2.0 million under the Roche Clinical Collaboration. During each of the nine months ended September 30, 2024 and 2023, the Company recognized a reduction of research and development expenses of $2.0 million under the Roche Clinical Collaboration.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of September 30, 2024 and December 31, 2023, the Company had a letter of credit for the benefit of its landlord in the amount of $1.6 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

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

Sales Agreement

In November 2022, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250,000,000 of its common stock, preferred stock, debt securities, units and warrants, which the Company may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company LLC, under which the Company may issue and sell shares of its common stock at prevailing market prices from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the Sales Agreement. Issuances or sales of common stock pursuant to the Sales Agreement are made under the Form S-3 and the corresponding prospectus related to the Sales Agreement, as supplemented by a prospectus supplement filed on April 15, 2024. During the nine months ended September 30, 2024, the Company issued and sold 7,000,000 shares of its common stock pursuant to the Sales Agreement at a weighted average price of $1.00 per share for aggregate gross proceeds of $7.0 million, before deducting commissions. The Company did not sell any shares of its common stock pursuant to the Sales Agreement during the three months ended September 30, 2024.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Stock options and unvested restricted stock units	10,829,685	9,456,237
Employee stock purchase plan	938,378	701,244
Prefunded warrants	19,509,891	—
Warrants	2,631	2,631
Total shares reserved for future issuance	31,280,585	10,160,112

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2024, the number of shares reserved for issuance under the 2021 Plan automatically increased by 1,380,663 shares. As of September 30, 2024, there were 2,157,814 shares of common stock available for future issuance under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. An aggregate of 275,000 shares of the Company’s common stock has been reserved for issuance under the 2022 Inducement Plan. As of September 30, 2024, there were 220,000 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1%

of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). On January 1, 2024, the number of shares reserved for issuance under the 2021 ESPP was increased by 276,132 shares. During the nine months ended September 30, 2024 and 2023, the Company issued 38,998 shares of common stock and 68,929 shares of common stock under the 2021 ESPP, respectively. As of September 30, 2024, there were 938,378 shares of common stock available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2024 and 2023, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$384	$548	$1,275	$1,670
General and administrative expense	1,190	1,313	3,643	3,782
Total stock-based compensation expense	$1,574	$1,861	$4,918	$5,452

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2023	7,455,795	$5.52	8.0	$—
Granted	2,085,853	$0.89
Exercised	(7,215)	$0.55
Cancelled/forfeited	(1,528,062)	$5.36
Outstanding as of September 30, 2024	8,006,371	$4.35	8.0	$99
Exercisable as of September 30, 2024	3,964,796	$5.92	7.0	$17

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2024 and 2023 was $0.68 and $2.02, respectively. The following assumptions were used in determining the fair value of options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.7 - 4.6%	3.6 - 4.4%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	87.7 - 91.4%	81.7 - 87.3%

As of September 30, 2024, the Company had unrecognized stock-based compensation expense of $7.0 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2023	—	$—
Granted	481,500	$0.55
Forfeited	(36,000)	$0.55
Unvested as of September 30, 2024	445,500	$0.55

For the nine months ended September 30, 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of September 30, 2024, the Company had unrecognized stock-based compensation expense of $0.2 million related to these restricted stock units, which is expected to be recognized over 3.3 years.

Restricted Common Stock

A summary of the Company’s restricted common stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Common Stock	Fair Value
Unvested as of December 31, 2023	5,617	$5.51
Vested	(5,617)	$5.51
Unvested as of September 30, 2024	—	$—

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The aggregate fair value of the restricted stock awards that vested during the nine months ended September 30, 2024 and 2023 was less than $0.1 million.

10. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes the prefunded warrants issued in connection with the Company’s private placements with certain existing investors and Gilead, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of September 30, 2024, no prefunded warrants have been exercised and 19,509,891 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders during each period because including them would have been anti-dilutive:

	Nine Months Ended
	September 30,
	2024	2023
Unvested restricted common stock	—	13,074
Unvested restricted stock units	445,500	—
Outstanding stock options	8,006,371	7,823,478
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	37,097	60,488
Total common stock equivalents	8,491,599	7,899,671

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to build a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including tumor-activated cytokines, antibodies, bispecifics and immune cell engagers. Current I-O therapies have curative potential for patients with cancer; however, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. To date, we have presented data across our clinical-stage programs showing initial clinical validation for each of those molecules and our tumor-activated approach. Our most advanced clinical-stage product candidates are vilastobart (XTX101), an Fc-enhanced, tumor-activated, anti-CTLA-4 monoclonal antibody, or mAb, and XTX301, a tumor-activated, engineered interleukin 12, or IL-12, therapy. On November 7, 2024, we reported initial data from Phase 1C dose escalation for vilastobart in combination with atezolizumab (Tecentriq®) in patients with advanced solid tumors. We are currently advancing clinical development for vilastobart in combination with atezolizumab in a Phase 2 clinical trial in patients with microsatellite stable colorectal cancer, or MSS CRC, under our clinical trial collaboration with F. Hoffmann-La Roche Ltd., or Roche. We expect to report initial Phase 2 data for vilastobart in combination with atezolizumab in approximately 20 patients with MSS CRC in the fourth quarter of 2024 and in a total of approximately 40 patients with MSS CRC in the first quarter of 2025. We are also advancing clinical development for XTX301 in a Phase 1 clinical trial in patients with advanced solid tumors under our exclusive license agreement with Gilead Sciences, Inc., or Gilead, and plan to report safety, pharmacokinetic and pharmacodynamic data from the ongoing Phase 1 clinical trial for XTX301 in the fourth quarter of 2024. In addition to our clinical-stage product candidates, we are continuing to leverage our differentiated research platform and expertise in developing tumor-activated I-O therapies to advance preclinical development for XTX501, our tumor-activated PD-1/IL-2, which is designed to selectively stimulate PD-1 positive antigen-experienced T cells and enhance their function and is currently advancing in initial investigational new drug application, or IND, enabling activities, and to advance preclinical programs for tumor-activated immune cell engagers.

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

Since inception, we have incurred significant operating losses, including net losses of $45.1 million and $58.7 million for the nine months ended September 30, 2024 and 2023, respectively, and a net loss of $76.4 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $370.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of September 30, 2024, we had cash and cash equivalents of $61.3 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the second quarter of 2025. Since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended
	September 30,
	2024	2023	Change
Revenue
License revenue	$2,263	$—	$2,263
Total revenue	2,263	—	2,263
Operating expenses
Research and development	$10,759	$11,051	$(292)
General and administrative	6,307	6,310	(3)
Restructuring	(41)	—	(41)
Total operating expenses	17,025	17,361	(336)
Loss from operations	(14,762)	(17,361)	2,599
Other income, net
Other income, net	742	613	129
Total other income, net	742	613	129
Net loss	$(14,020)	$(16,748)	$2,728

License Revenue

We recognized $2.3 million in license revenue for the three months ended September 30, 2024 under the license agreement and stock purchase agreement that we entered into with Gilead in March 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended
	September 30,
	2024	2023	Change
vilastobart (XTX101)	$5,368	$(967)	$6,335
XTX301	1,112	757	355
XTX202	(1,237)	2,741	(3,978)
Other early programs and indirect research and development	1,997	3,744	(1,747)
Personnel-related	3,519	4,776	(1,257)
Total research and development expenses	$10,759	$11,051	$(292)

Research and development expenses decreased by $0.3 million from $11.1 million for the three months ended September 30, 2023 to $10.8 million for the three months ended September 30, 2024. The changes in research and development expenses were primarily due to the following:

●	vilastobart costs increased by $6.3 million, primarily driven by $3.5 million in aggregate development milestones that we incurred during the three months ended September 30, 2024 under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, and our amended and restated exclusive license agreement with City of Hope, as well as a $2.0 million cost-sharing payment earned under our Roche clinical collaboration during the three months ended September 30, 2023, which was recorded as a reduction in research and development expenses;

●	XTX301 costs increased by $0.4 million, primarily driven by an increase in clinical development activities related to our ongoing Phase 1 clinical trial;
●	XTX202 costs decreased by $4.0 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202 as a monotherapy, as well as invoiced investigator costs being lower than previously estimated amounts for the three months ended September 30, 2024;
●	other early programs and indirect research and development expenses decreased by $1.7 million, primarily driven by a decrease in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $1.3 million, primarily driven by a $1.1 million decrease in salaries, bonuses and benefits due to lower research and development headcount and a $0.2 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended
	September 30,
	2024	2023	Change
Personnel-related	$3,688	$3,779	$(91)
Professional and consulting fees	1,658	1,435	223
Facility-related and other general and administrative expenses	961	1,096	(135)
Total general and administrative expenses	$6,307	$6,310	$(3)

General and administrative expenses were $6.3 million for each of the three months ended September 30, 2024 and 2023. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $0.1 million, primarily driven by a $0.2 million decrease in salaries, bonuses and benefits due to lower general and administrative headcount and a $0.1 million decrease in stock-based compensation, partially offset by a $0.2 million increase in recruiting costs;
●	professional and consulting fees increased by $0.2 million, primarily driven by an increase in legal fees; and
●	facility-related and other general and administrative expenses decreased by $0.1 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Restructuring

We recognized a credit of $41,000 in restructuring expenses for the three months ended September 30, 2024, related to a change in estimate for costs of continuation of certain employee benefits related to the workforce reduction announced in March 2024.

Other Income, Net

Other income, net, increased by $0.1 million from $0.6 million for the three months ended September 30, 2023 to $0.7 million for the three months ended September 30, 2024. The increase in other income, net, was primarily due to lower interest expense on our note payable as a result of the repayment of the remaining principal under our loan agreement with PacWest in March 2024.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
Revenue
License revenue	$4,620	$—	$4,620
Total revenue	4,620	—	4,620
Operating expenses
Research and development	$32,375	$40,400	$(8,025)
General and administrative	18,261	20,603	(2,342)
Restructuring	937	—	937
Total operating expenses	51,573	61,003	(9,430)
Loss from operations	(46,953)	(61,003)	14,050
Other income, net
Other income, net	1,805	2,254	(449)
Total other income, net	1,805	2,254	(449)
Net loss	$(45,148)	$(58,749)	$13,601

License Revenue

We recognized $4.6 million in license revenue for the nine months ended September 30, 2024 under the license agreement and stock purchase agreement that we entered into with Gilead in March 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
vilastobart (XTX101)	$7,160	$509	$6,651
XTX301	4,176	5,088	(912)
XTX202	3,364	7,242	(3,878)
Other early programs and indirect research and development	5,695	11,735	(6,040)
Personnel-related	11,980	15,826	(3,846)
Total research and development expenses	$32,375	$40,400	$(8,025)

Research and development expenses decreased by $8.0 million from $40.4 million for the nine months ended September 30, 2023 to $32.4 million for the nine months ended September 30, 2024. The changes in research and development expenses were primarily due to the following:

●	vilastobart costs increased by $6.7 million, primarily driven by $4.5 million in aggregate development milestones that we incurred during the nine months ended September 30, 2024 under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics and our amended and restated exclusive license agreement with City of Hope and a $2.0 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab;

●	XTX301 costs decreased by $0.9 million, primarily driven by a $2.5 million decrease in manufacturing activities related to the purchase of the initial supply of clinical trial material occurring in the comparable period, which was partially offset by a $1.6 million increase in clinical development activities related to our ongoing Phase 1 clinical trial;
●	XTX202 costs decreased by $3.9 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202 as a monotherapy;
●	other early programs and indirect research and development expenses decreased by $6.0 million, primarily driven by a decrease in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $3.8 million, primarily driven by a $3.3 million decrease in salaries, bonuses and benefits due to lower research and development headcount and a $0.4 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
Personnel-related	$10,894	$12,010	$(1,116)
Professional and consulting fees	4,522	5,252	(730)
Facility-related and other general and administrative expenses	2,845	3,341	(496)
Total general and administrative expenses	$18,261	$20,603	$(2,342)

General and administrative expenses decreased by $2.3 million from $20.6 million for the nine months ended September 30, 2023 to $18.3 million for the nine months ended September 30, 2024. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs decreased by $1.1 million, primarily driven by a $1.0 million decrease in salaries, bonuses and benefits due to lower general and administrative headcount and a $0.1 million decrease in stock-based compensation;
●	professional and consulting fees decreased by $0.7 million, primarily driven by a $0.9 million decrease in consulting and other professional related fees, partially offset by a $0.2 million increase in legal fees; and
●	facility-related and other general and administrative expenses decreased by $0.5 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Restructuring

We recognized $0.9 million in restructuring expenses for the nine months ended September 30, 2024. The restructuring expenses were associated with the workforce reduction announced in March 2024 and consisted of employee severance, benefits continuation and outplacement service costs.

Other Income, Net

Other income, net, decreased by $0.4 million from $2.3 million for the nine months ended September 30, 2023 to $1.8 million for the nine months ended September 30, 2024. The decrease in other income, net was primarily due to a decrease in interest income earned on our cash and cash equivalents due to a lower average cash balance and lower interest expense on our note payable as a result of the repayment of the remaining principal under our loan agreement with PacWest in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants, a debt financing, our IPO, a license agreement and our ATM offering program. Through September 30, 2024, we have received an aggregate of $430.5 million in gross proceeds from such transactions, including $225.5 million in gross proceeds from the sale and issuance of preferred units and convertible preferred stock, $10.0 million in gross proceeds from our debt financing with PacWest, $129.9 million in gross proceeds from our IPO, the $30.0 million upfront payment under our license agreement with Gilead, $28.1 million in gross proceeds from the sale and issuance of common stock and prefunded warrants to certain existing accredited investors and Gilead in private placements and $7.0 million in gross proceeds from the sale and issuance of common stock under our sales agreement with Cowen and Company LLC for our ATM offering program. As of September 30, 2024, we had cash and cash equivalents of $61.3 million.

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, we also entered into the sales agreement with Cowen and Company LLC under which we may issue and sell shares of our common stock under such Form S-3, from time to time, having an aggregate offering price of up to $75.0 million, subject to the terms and conditions of the sales agreement. During the three months ended September 30, 2024, we did not sell any shares of our common stock pursuant to the sales agreement. The extent to which we use the sales agreement as a source of additional funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and whether we are then subject to limitations on our ability to use Form S-3 to sell more than one-third of the aggregate market value of our public float in the trailing 12-month period, which limitations will remain in place until such time as our public float exceeds $75 million. Accordingly, we may not be able to sell additional shares under the sales agreement at prices or in amounts that we deem acceptable, and there can be no assurance that we will sell any additional shares of common stock pursuant to the sales agreement.

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

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(4,221)	$(55,193)
Investing activities	(30)	(486)
Financing activities	20,994	(4,916)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,743	$(60,595)

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

During the nine months ended September 30, 2024, net cash used in operating activities of $4.2 million was primarily driven by our net loss of $45.1 million, partially offset by changes in operating assets and liabilities of $34.8 million, which includes the $39.1 million received from Gilead under the license agreement and stock purchase agreement that was recorded as deferred revenue at the outset of the arrangement, and net non-cash expenses of $6.2 million.

During the nine months ended September 30, 2023, net cash used in operating activities of $55.2 million was primarily driven by our net loss of $58.7 million and changes in operating assets and liabilities of $3.5 million, partially offset by net non-cash expenses of $7.0 million.

Investing Activities

During the nine months ended September 30, 2024 and 2023, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $21.0 million consisted of proceeds from the sale and issuance of common stock and prefunded warrants to certain existing accredited investors and Gilead in private placements and proceeds from the sale and issuance of common stock under our ATM offering program, partially offset by repayments of debt principal under our loan agreement with PacWest and payments on our finance lease for certain lab equipment.

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

As of September 30, 2024, we had cash and cash equivalents of $61.3 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the second quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. In addition, if our efforts to secure sufficient additional capital in the near term are unsuccessful, we may in the future need to seek to engage in one or more other strategic alternatives, including without limitation, the sale or divestiture of some or all of our assets or proprietary technologies. The accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, vilastobart and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop vilastobart in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the timing and amount of cost-sharing payments under our clinical collaboration with Roche for vilastobart and milestones, additional equity investments and other contingent payments under our partnership with Gilead for XTX301;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.

As of September 30, 2024, we had cash and cash equivalents of $61.3 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2024, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the second quarter of 2025. However, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. Our management has developed plans to continue to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital in the near term. In the first quarter of 2024, we announced plans to discontinue further investment in the development of XTX202, our tumor-activated IL-2 product candidate, as a monotherapy and implemented a workforce reduction to further reduce our expenses and streamline our operations. If we are not able to secure sufficient additional capital, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. In addition, if our efforts to secure sufficient additional capital in the near term are unsuccessful, we may in the future need to seek to engage in one or more other strategic alternatives, including without limitation, the sale or divestiture of some or all of our assets or proprietary technologies. If we are unsuccessful in our efforts in the near term to raise additional capital or in the future to engage in one or more other strategic alternatives, we could be required to liquidate, dissolve or otherwise wind down our operations. Furthermore, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Please see Note 1 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information on our assessment.

We expect to continue to incur operating losses in connection with our ongoing research and development activities, particularly as we advance our product candidates through clinical trials, maintain the infrastructure necessary to support these activities and incur costs associated with operating as a public company. We do not expect to generate any revenue from the sale of products for a number of years, if at all, and any such revenue will not be realized unless and until we obtain marketing approval for and successfully launch and commercialize a product candidate. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to implement and maintain further cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaboration agreements;
●	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our current collaborations and partnership, including our clinical collaboration with F. Hoffman-La Roche Ltd., or Roche, to develop vilastobart (XTX101), our tumor-activated, Fc-enhanced anti-CTLA-4 monoclonal antibody, or mAb, in combination with atezolizumab, and our partnership with Gilead Sciences, Inc., or Gilead, to develop XTX301, our tumor-activated, engineered interleukin 12, or IL-12, product candidate;
●	the timing and amount of cost-sharing payments under our clinical collaboration with Roche for vilastobart and milestones, additional equity investments and other contingent payments under our partnership with Gilead for XTX301;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

On September 10, 2024, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market, referred to as the minimum bid price requirement. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until March 10, 2025, to regain compliance with the minimum bid price requirement. If, at any time before March 10, 2025, the closing bid price for our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to us that we are in compliance with the minimum bid price requirement, unless the Nasdaq Staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the minimum bid price requirement by March 10, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid price requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Nasdaq Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue from the sale of products. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net losses were $45.1 million and $58.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $370.7 million. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing, our initial public offering, or IPO, of common stock in October 2021, private placements of our common stock and prefunded warrants, an upfront payment under our license agreement with Gilead, and our ATM offering program. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not completed clinical development for our ongoing clinical-stage, tumor-activated product candidates, vilastobart (anti-CTLA-4) and XTX301 (IL-12). We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We may never generate any revenue from product sales or become profitable and, if we achieve profitability, we may not be able to sustain it.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: vilastobart and XTX301. We are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with microsatellite stable colorectal cancer, or MSS CRC. We are currently evaluating XTX301 in a Phase 1 clinical trial, including ongoing Phase 1A monotherapy dose escalation and Phase 1B monotherapy dose expansion. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development, including XTX501, our tumor-activated PD-1/IL-2, which is designed to selectively stimulate PD-1 positive antigen-experienced T cells and enhance their function and is currently advancing in initial IND-enabling activities, and our preclinical programs for tumor-activated immune cell engagers.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, the Phase 1 monotherapy data for vilastobart, the Phase 1 dose escalation data for vilastobart in combination with atezolizumab, and the Phase 1 safety data for XTX301 reported to date. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab or our Phase 1 clinical trial evaluating XTX301 as a monotherapy, will be conducted as planned or completed on schedule, if at all. For example, in the first quarter of 2024, we announced plans to discontinue further investment in XTX202 as a monotherapy. We may experience numerous unforeseen events leading up to, during or as a result of clinical trials that could delay or prevent the initiation or completion of a clinical trial or our ability to receive marketing approval or commercialize our product candidates, including:

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

Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Traditional cytokine therapies and checkpoint inhibitors have long been associated with severe toxicities, which can be life-threatening or fatal, that have resulted in the need to dose-reduce, dose-interrupt and discontinue many patients from treatment. As has been the case with traditional immuno-oncology, or I-O, treatments for cancer, it is possible that there may be severe side effects associated with the use of our current or future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported monotherapy data from our Phase 1 clinical trial for vilastobart in December 2023 and plan to report initial Phase 1 combination dose escalation data for vilastobart in combination with atezolizumab in November 2024, and we most recently reported safety data from our Phase 1 clinical trial for XTX301 in January 2024. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with MSS CRC. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

Currently, we depend on WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for developing the manufacturing processes required to supply our product candidates. We cannot ensure that this manufacturer will remain in business or have sufficient capacity or supply to meet our needs. Our use of a single manufacturer exposes us to several risks, including price increases or manufacturing delays beyond our control. WuXi Biologics is based in and has significant operations in China, where our product candidates are manufactured, which subjects us to additional risks including those related to U.S. export control laws, potential sanctions or other trade restrictions imposed by the U.S. government. Moreover, reliance on third-party manufacturers generally entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

Additionally, if supply from one approved manufacturer is interrupted, such as could be the case with our current CDMO, WuXi Biologics, there could be a significant disruption in supply. While we believe there are alternate manufacturers who can provide the manufacturing processes required to develop and manufacture our product candidates, if we have to switch to a replacement manufacturer, the manufacture and delivery of our product candidates could be interrupted for an extended period, which could adversely affect our business. Furthermore, an alternative manufacturer must be able to demonstrate successful technology transfer of the manufacturing process and associated assays, and, to do so, may need to modify the manufacturing process required to develop our product candidates, and the alternative manufacturer would need to be qualified through additional regulatory filings, all of which could result in further delay and significant costs. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for clinical or commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Certain of our research and development and manufacturing activities take place in China through WuXi Biologics. A significant disruption in our ability to rely on WuXi Biologics could materially adversely affect our business, financial condition and results of operations.

We have relied on WuXi Biologics in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use WuXi Biologics as our CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID-19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the United States may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, CDMOs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China or the United States that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce and export raw or manufactured materials in adequate quantities to meet our needs, could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic or geopolitical conditions, including sanctions in China or against certain Chinese companies; changes in U.S. export laws or the imposition by the United States of trade barriers; sanctions; limitations on uses of U.S. government executive agency contract, grant or loan funds; or other restrictions on doing business with certain Chinese companies, including WuXi Biologics, which could have a material adverse effect on our business. Additionally, we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

We are developing our most advanced clinical-stage, tumor-activated product candidates for the treatment of cancer and have not completed clinical development or received marketing approval for either vilastobart or XTX301. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

Vilastobart, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., CytomX Therapeutics, Inc., MacroGenics, Inc. and OncoC4, Inc.

With respect to XTX301, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several other companies that have modified IL-12 delivery programs in development, including Cullinan Management Inc., Dragonfly Therapeutics, Inc., ImmunityBio, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Sonnet BioTherapeutics, Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

With respect to our most advanced research-stage product candidate, XTX501, currently, there are no bispecific PD-1 targeted IL-2 therapies approved for the treatment of cancer. However, if we continue to advance development of XTX501, we are aware of several other companies that have modified PD-1 targeted IL-2 bispecific antibodies in development, including Anaveon AG, Innovent Biologics, Inc., Regeneron Pharmaceuticals, Inc. and Roche.

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

We rely on third-party license agreements pursuant to which we have non-exclusive and exclusive rights to technology that is incorporated into our development programs and product candidates. For example, under our cross-license agreement with AskGene, we have exclusively in-licensed patent rights relating to our IL-2 program. In addition, under our license agreement with City of Hope, we have exclusively in-licensed certain patent rights that cover our anti-CTLA-4 antibody. We also have a license agreement with WuXi Biologics pursuant to which we received an exclusive worldwide license to specified mAbs and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to our anti-CTLA-4 mAb program. These license agreements impose diligence, milestone payment, royalty payment and other obligations on us.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and, most recently, proposing legislation that, if enacted, would restrict trade with certain Chinese companies that provide biopharmaceutical research, development and manufacturing services. Recently, both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to procure or obtain, or to enter into, extend or renew contracts involving the use of, certain equipment or services produced or provided by certain Chinese companies, including our current CDMO, WuXi Biologics, which could cause us to reevaluate our relationship with our current CDMO. While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls, tariffs or other trade restrictions, may affect the demand for our drug products, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to our manufactured product candidates that we import from China, including pursuant to our manufacturing arrangements and license agreement with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment agreements that outline the terms of employment with each of our executive officers, each of them may terminate their employment with us at any time. As such, these employment agreements do not guarantee our retention of our executive officers for any period of time. In addition, the cost of directors’ and officers’ liability insurance, or D&O insurance, is subject to change, which could result in D&O insurance becoming significantly more expensive for us to maintain or require us to accept coverage terms or policy limits that are less favorable. Accordingly, there is no guarantee that we will be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our employees.

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, and increase the costs to such stockholders of bringing such a claim, either of which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find that either exclusive forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.

Item 5. Other Information

(c)

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

Third Amended and Restated Employment Agreement, dated August 3, 2024, by and between the Registrant and Christopher Frankenfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40925), filed with the Securities and Exchange Commission on August 8, 2024)

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

XILIO THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)