Form 10-K
period 2024-12-31
Xilio Therapeutics, Inc.
filed 2025-03-11
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $41.5 million based on the closing price of the registrant’s common stock on June 28, 2024.

The number of shares of the registrant’s common stock outstanding as of March 3, 2025 was 51,773,717.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern;
●	our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the initiation, timing, progress and results of our research and development programs, including preclinical studies and clinical trials;
●	the potential advantages and benefits of our current and future product candidates, including our beliefs regarding the potential benefits of our current and future product candidates in combination with other agents;
●	our strategic plans to research, develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our ability to identify additional products, product candidates or technologies with significant potential that are consistent with our research, development and commercial objectives;

●	our manufacturing capabilities and strategy, including our reliance on third parties to manufacture our current or future product candidates;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	the timing of and our ability to submit investigational new drug applications or biologic license applications for, and, if cleared or approved, maintain such regulatory applications or approvals for our product candidates;
●	if any of our product candidates are approved, our commercialization and marketing capabilities and strategy;

●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;

●	developments relating to or impacting our competitors and our industry, including the impact of current or future government laws and regulations on us, third parties with whom we do business and our industry;
●	the impact of current or future government laws and regulations on us or third parties with whom we do business and our industry;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our collaboration agreement with AbbVie Group Holdings Limited, or AbbVie, our license agreement with Gilead Sciences, Inc., or Gilead, and our clinical collaboration with F. Hoffmann-La Roche Ltd;
●	our expectations regarding milestones, option-related fees and other contingent payments under our collaboration agreement with AbbVie and our license agreement with Gilead;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	the impact of general economic conditions, including inflation.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract development and manufacturing organizations, or CDMOs. For example, the CDMO on which we rely may not continue to meet regulatory requirements, may have limited capacity and may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
●	We have entered into, and may in the future seek to enter into, collaborations, licenses, or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.

●	Certain of our research and development and manufacturing activities take place in China through WuXi Biologics (Hong Kong) Limited, or WuXi Biologics. A significant disruption in our ability to rely on WuXi Biologics could materially adversely affect our business, financial condition and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.
●	Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.
●	The price of our common stock has been and, in the future, could be subject to volatility related or unrelated to our operations, and purchasers of our common stock could suffer a decline in value.
●	If in the future we fail to comply with the continued listing requirements of The Nasdaq Stock Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated, or masked, immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to advance a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including masked antibodies, bispecifics, cytokines and immune cell engagers. Current I-O therapies have curative potential for patients with cancer. However, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. To date, we have presented data across our clinical-stage programs showing clinical validation for our tumor-activation platform. Our most advanced clinical-stage product candidates are vilastobart (XTX101), an Fc-enhanced, tumor-activated, anti-CTLA-4 monoclonal antibody, or mAb, and XTX301, a tumor-activated, engineered interleukin 12, or IL-12, therapy. In addition to our clinical-stage product candidates, we are leveraging our proprietary tumor-activation platform to advance multiple preclinical programs for a masked PD-1/IL-2 bispecific and masked T cell engager molecules.

Vilastobart (tumor-activated anti-CTLA-4)

We are currently advancing clinical development for vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 2 clinical trial in patients with microsatellite stable colorectal cancer, or MSS CRC, under a co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd., or Roche. Atezolizumab is a monoclonal antibody that targets and blocks the PD-L1 protein on cancer cells and immune cells. We reported initial Phase 2 proof-of-concept data for the combination of vilastobart at a dose of 100 mg once every six weeks, or Q6W, and atezolizumab at 1200 mg once every three weeks, or Q3W, in patients with MSS CRC in January 2025, which demonstrated the potential for vilastobart as a combination therapy in patients with MSS CRC and a range of other tumor types, including “cold” tumors historically resistant to immunotherapy. Based on these data, we plan to seek opportunities for partnering to prioritize and expand further development beyond the initial Phase 2 proof-of-concept trial in MSS CRC. We expect to report additional Phase 2 data for the combination in patients with MSS CRC in the middle of 2025. In addition, we continue to enroll patients in Phase 1C dose escalation and evaluate the combination of vilastobart at the 150 mg Q6W dose level and atezolizumab at 1200 mg Q3W.

XTX301 (tumor-activated IL-12)

We are currently advancing clinical development for XTX301 in a Phase 1 clinical trial in patients with advanced solid tumors, and we reported preliminary Phase 1 dose escalation data for XTX301 in the fourth quarter of 2024. In the first quarter of 2024, we entered into an exclusive license agreement with Gilead Sciences, Inc., or Gilead, related to XTX301 and our IL-12 program. For more information, please see “—License and Collaboration Agreements—Exclusive License Agreement with Gilead” below.

XTX501 (masked PD-1/IL-2)

XTX501 is a novel masked PD-1/IL-2 bispecific designed to selectively stimulate PD-1 positive, antigen-experienced T cells and enhance their function. XTX501 incorporates masking designed to overcome IL-2 receptor-mediated clearance and peripheral activity. In preclinical studies, XTX501 demonstrated robust monotherapy activity (including settings insensitive to PD-1) and tumor-selective pharmacodynamics consistent with its intended mechanism of action. We are currently advancing XTX501 in investigational new drug application, or IND, enabling studies, and subject to obtaining sufficient additional capital, we plan to submit an IND for XTX501 in the middle of 2026.

Masked T Cell Engagers

We are currently advancing preclinical development for multiple wholly-owned, novel masked T cell engager molecules. These molecules are designed with conditional half-life modulation to enable potent, localized T cell activation and tumor cell destruction together with an improved therapeutic index. Our programs for masked T cell engager molecules include bispecific molecules designed using our advanced tumor-activated cell engager, or ATACR, format, which consists of a T cell engager with a masked CD3 targeting domain, and tri-specific molecules designed using our selective effector-enhanced cell engager, or SEECR, format. The SEECR format adds co-stimulatory signaling designed to further enhance potency and T cell activation. We are currently advancing three wholly-owned preclinical programs for masked T cell engager molecules targeting the following tumor-associated antigens: prostate-specific membrane antigen, or PSMA; claudin 18.2, or CLDN18.2; and six-transmembrane epithelial antigen of prostate 1, or STEAP1.

●	PSMA has demonstrated potential as a T cell engager target for prostate cancer. We anticipate nominating a development candidate for our PSMA program in the ATACR format in the third quarter of 2025, and subject to obtaining sufficient additional capital and successfully completing IND-enabling studies, submitting an IND in the first quarter of 2027.
●	CLDN18.2 has broad potential as a T cell engager target for gastric, pancreatic, esophageal and lung cancers. We anticipate nominating a development candidate for our CLDN18.2 program in the ATACR format in the fourth quarter of 2025, and subject to obtaining sufficient additional capital and successfully completing IND-enabling studies, submitting an IND in the second quarter of 2027.
●	STEAP1 has broad potential as a T cell engager target for prostate, colorectal and lung cancers. We anticipate nominating a development candidate for our STEAP1 program in the SEECR format in the first half of 2026, and subject to obtaining sufficient additional capital and successfully completing IND-enabling studies, submitting an IND in the second half of 2027.

In addition, in February 2025, through our wholly owned subsidiary Xilio Development, Inc, or Xilio Development, we entered into a collaboration, license and option agreement with AbbVie Group Holdings Limited, or AbbVie, leveraging our proprietary tumor-activation technology and platform to discover and develop novel tumor-activated immunotherapies, including up to three programs for masked T cell engagers and a program for a masked antibody-based immunotherapy. For more information, please see “—License and Collaboration Agreements—Collaboration, License and Option Agreement with AbbVie” below.

Our Approach—Improving the Therapeutic Index of I-O Therapies

Cancer immunotherapy has demonstrated compelling anti-tumor activity in certain tumors, including the ability to generate sustained complete responses, or CRs, and the potential to provide meaningful durability of response with improvements in survival for patients with cancer, but their use has been limited by toxicity. Our goal is to overcome the limitations of current I-O therapies by developing products with an improved efficacy-to-toxicity ratio, or therapeutic index. The toxicities for current I-O therapies stem from their activity outside of the tumor microenvironment. Our proprietary platform is designed to overcome these systemic toxicities by creating tumor-activated, or masked, molecules and unleashing the activity of tumor-activated immunotherapies in the tumor microenvironment. These molecules are intended to be inactive until they reach the tumor microenvironment, where they are activated by tumor-specific proteases, resulting in localized clinical activity with minimal dose-limiting toxicities. To achieve this tumor selectivity, each of our molecules incorporates our proprietary masking technology and other components designed to minimize interaction with healthy tissue and cells by rendering our molecules inactive until reaching the tumor. Our molecules are also designed to enable optimal pharmacokinetic, or PK, properties by preventing undesired binding and elimination outside of the tumor microenvironment, resulting in geographically localized pharmacology, and are designed to enable stable molecules with well-understood properties and a reproducible manufacturing approach.

Our Strategy

Our vision is to transform the lives of patients with cancer by harnessing the power of highly potent, tumor-selective I-O therapies that deliver deep and durable clinical responses. By leveraging our proprietary platform for tumor-activated molecules, we aim to discover, develop and, ultimately, commercialize I-O therapies that overcome the known limitations of today’s approaches and provide effective, tolerable and durable therapeutic options for patients and their physicians. Key elements of our strategy include:

●	Reporting additional Phase 2 proof-of-concept data for vilastobart, our tumor-activated, Fc-enhanced anti-CTLA-4, in combination with atezolizumab in patients with MSS CRC and seeking opportunities for partnering to accelerate and expand further development of vilastobart
●	Completing our ongoing Phase 1 clinical trial for XTX301, our tumor-activated IL-12, and rapidly advancing into a planned Phase 2 proof-of-concept trial designed to enable delivery of an option data package to Gilead
●	Advancing XTX501, our masked PD-1/IL-2 bispecific, through IND-enabling studies designed to enable an IND submission in the middle of 2026
●	Rapidly advancing our masked T cell engager programs to develop potential best-in-class or first-in-class molecules based on our ATACR or SEECR formats, including our wholly-owned programs targeting PSMA, CLDN18.2 and STEAP1 and our collaboration program with AbbVie
●	Leveraging the broad applicability of our proprietary tumor-activation platform and our expertise in engineering and developing masked immunotherapies to continue to accelerate the depth and breadth of our pipeline through strategic collaborations and partnerships

Our Proprietary Platform Enables Tumor-Activated I-O Molecules Designed to Optimize Their Therapeutic Index

I-O therapies have curative potential for patients with cancer. However, this potential has been significantly curtailed to date by dose-limiting toxicities that result from activity of the therapeutic molecule outside the tumor microenvironment. We believe that selectively targeting the activity of I-O agents to the tumor microenvironment can overcome these dose-limiting toxicities and enable maximal therapeutic benefit for patients. Our clinically-validated platform has demonstrated that tumor-selective activation can be achieved by harnessing unique characteristics of the tumor microenvironment to activate therapeutic molecules locally that have minimal or non-detectable levels of activity outside of the tumor microenvironment.

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

Our platform enables us to engineer a broad range of immune-modulatory molecules, including tumor-activated antibodies,  bispecifics, cytokines and immune cell engagers, that contain masking domains designed to minimize their activity outside of the tumor microenvironment and turn on selectively in the tumor microenvironment where they are preferentially activated by tumor MMPs. Specifically, MMPs enzymatically cleave a protease cleavage site incorporated in a peptide linker that connects the masking domain to the active agent. This separates the mask from the active agent, enabling the unmasked agent to promote an anti-tumor response within the tumor microenvironment.

Key features of our tumor-activated molecules exemplify the engineering approach that underpins our platform. Each feature contributes to multiple characteristics of the molecule that are designed to enable tumor selective biological activity and tumor growth inhibition while minimizing toxicity outside of the tumor microenvironment. The general architecture of each of our tumor-activated molecules is:

●	one or more functional domains;
●	one or more masking domains;
●	linker sequences;
●	a half-life extension domain (other than vilastobart); and
●	a protease cleavage site.

Masked T cell engager molecules in our ATACR format are bispecific molecules that consist of a T cell engager and a masked CD3 targeting domain, and masked T cell engager molecules in our SEECR format are tri-specific molecules that build upon the ATACR format by adding co-stimulatory signaling designed to further enhance potency and T cell activation.

Our molecules are designed to contain a masking domain that is released by protease cleavage. The linker sequence contains a protease cleavage site, which is cleaved by tumor-specific MMPs and releases the masking domain allowing the unmasked molecule to bind to the target receptor. In the case of a masked T cell engager in either the ATACR or SEECR format, the mask on the CD3 targeting domain is designed to release when the protease cleavage site is cleaved by MMPs in the tumor microenvironment, allowing the unmasked molecule to bind to the immune cell and tumor antigen to facilitate an immune synapse. In the case of a masked T cell engager in the SEECR format, the additional co-stimulatory signaling domain is designed to further enhance potency and T cell activation. Before cleavage by the MMPs in the tumor microenvironment, the engineered molecule is designed to minimize interaction with healthy tissue and cells outside the tumor microenvironment. Specifically, there is no binding to target receptors, and the molecule has a long half-life outside the tumor microenvironment. After cleavage in the tumor microenvironment, the engineered molecule is locally activated and has a relatively short half-life. This is because the cleavage event simultaneously releases the half-life extension domain and the mask, limiting exposure of the potent active molecule outside of the tumor microenvironment. For all of our product candidates, our design approach also seeks to ensure we are developing stable molecules with well-understood properties and a reproducible manufacturing approach.

Key Features of Xilio’s Tumor-Activated Molecules

We believe that the characteristics of our proprietary platform for tumor-activated molecules described above will enable the following key advantages:

●	masking that is affinity-optimized and takes advantage of multiple intra-molecular interactions, minimizing the risk of activity outside of the tumor microenvironment and therefore minimizing the risk of toxicity;
●	protease cleavage sites optimized for efficient cleavage by multiple families of MMPs present in the tumor microenvironment to ensure broad applicability across a wide range of solid tumor types;
●	the ability to engineer the active molecule such that unmasking in the tumor microenvironment promotes a potent, localized anti-tumor immune response;
●	early consideration and incorporation of manufacturing and development aspects into the design of molecules to facilitate production of high-quality drug product for clinical use;

●	half-life optimized molecules with prolonged half-life in the inactive (masked) state to support administration to patients on a schedule consistent with other biologics agents; and
●	ability to incorporate conditional half-life modulation into the molecule, which allows for either a short half-life in the tumor microenvironment post-activation or an extended half-life depending on the specific desired property and mechanism of action.

Our Pipeline

Leveraging our clinically-validated platform technology, we are advancing a pipeline of tumor-activated I-O molecules to treat cancer. Our goal is to overcome the limitations of current I-O therapies by developing products with an improved therapeutic index. Consistent with this goal, we selected molecules that have prior clinical validation demonstrating therapeutic benefit, but that have been limited by significant toxicities that we believe can be addressed with our approach.

1.	Evaluating vilastobart (XTX101) in combination with atezolizumab (Tecentriq®) in patients with metastatic MSS CRC under co-funded clinical collaboration with Roche.
2.	Evaluating XTX301 in Phase 1 monotherapy dose escalation and dose expansion for the treatment of advanced solid tumors under exclusive global option with Gilead.
3.

Advancing an initial masked T cell engager program and an initial masked antibody-based program in collaboration with AbbVie. Subject to the terms of the collaboration agreement, AbbVie has the right to nominate up to two additional masked T cell engager programs.

Vilastobart: Our Clinical-Stage, Tumor-Activated, Fc-Enhanced, High Affinity Binding Anti-CTLA-4

Vilastobart is an investigational tumor-activated, Fc-enhanced, high affinity binding anti-CTLA-4 monoclonal antibody designed to block CTLA-4 and deplete regulatory T cells when activated in the tumor microenvironment. We are currently advancing clinical development for vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 2 clinical trial in patients with MSS CRC under a co-funded clinical trial collaboration with Roche. Atezolizumab is a monoclonal antibody that targets and blocks the PD-L1 protein on cancer cells and immune cells. We reported initial Phase 2 proof-of-concept data for the combination of vilastobart at a dose of 100 mg Q6W and atezolizumab at 1200 mg Q3W in patients with MSS CRC in January 2025, which demonstrated the potential for vilastobart as a combination therapy in patients with MSS CRC and a range of other tumor types, including “cold” tumors historically resistant to immunotherapy. We believe these initial data support the potential for partnering, and we plan to seek opportunities for partnering to prioritize and expand further development beyond the initial Phase 2 proof-of-concept trial in MSS CRC. We expect to report additional Phase 2 data for the combination in patients with MSS CRC in the middle of 2025. In addition, we continue to enroll patients in Phase 1C dose escalation and evaluate the combination of vilastobart at the 150 mg Q6W dose level and atezolizumab at 1200 mg Q3W.

Tumor-Activated Design Components of Vilastobart

Background on CTLA-4

CTLA-4 is an immune checkpoint protein that is well-established as playing a central role in the development of tumors. The scientific insight that led to the early development of CTLA-4 therapeutics is attributable to investigators recognizing CTLA-4 as a protein on T cells that acts as a brake on T cell activation. By removing this brake, T cells were freed to attack cancer. This led to the development and FDA approval of ipilimumab, a CTLA-4 mAb, for the treatment of unresectable or metastatic melanoma at a dose of 3 mg/kg in 2011 and in additional indications in subsequent years. While anti-CTLA-4 therapies such as ipilimumab have demonstrated meaningful efficacy across a range of tumor types, toxicities have significantly limited their use to date, including in combination therapy. For example, ipilimumab has been observed to be more active when combined with the anti-PD-1/PD-L1 antibody nivolumab. However, the combination of ipilimumab and nivolumab has been shown to cause a greatly increased rate of immune-related toxicity when compared to treatment with either ipilimumab or nivolumab as a monotherapy. Clinical results from patients who express high-affinity FcγR polymorphisms have shown improved responses to ipilimumab, but efforts to improve the potency of the antibody have been limited by perceived toxicity risk. There remains a critical need to develop safe and effective forms of anti-CTLA-4 mAbs that can achieve efficacious doses within the tumor microenvironment.

Background on Advanced MSS CRC

The incidence of colorectal cancer has been increasing significantly, particularly in young adults. In the United States, colorectal cancer is the second leading cause of all cancer-related deaths and the leading cause of cancer-related death in men younger than 50 years old. Globally, colorectal cancer ranks third in total new cancer cases annually, with approximately 1.9 million new cases and approximately 900,000 deaths per year. Unfortunately, new cases of colorectal cancer are typically identified at later stages. The majority of colorectal cancer patients diagnosed with metastatic disease are not eligible for surgery. The primary treatment options for these patients include chemotherapy or radiation. In patients with Stage 4 colorectal cancer, approximately 95% of patients have MSS CRC. Treatment for advanced MSS CRC typically includes chemotherapy alone or in combination with a tyrosine kinase inhibitor, followed by clinical trials or late-line therapies, which have generally demonstrated minimal benefit and overall survival between 6-9 months. Immune checkpoint inhibitors such as pembrolizumab and nivolumab that are approved for microsatellite instability-high, or MSI-H, colorectal cancer have not demonstrated any meaningful efficacy in patients with MSS CRC (0-3% objective response rate, or ORR). Third party clinical trials have demonstrated the potential for Fc-enhanced, non-masked anti-CTLA-4 agents in combination with PD-(L)1 inhibitors, but these combinations have generally been limited by toxicity to date.

Initial Phase 2 Combination Proof-of-Concept Data Presented in January 2025

In January 2025, we announced initial data from our ongoing Phase 2 clinical trial evaluating vilastobart in combination with atezolizumab (Tecentriq®) in patients with MSS CRC at the American Society of Clinical Oncology 2025 Gastrointestinal Cancer Symposium.

As of a data cutoff date of January 13, 2025, 40 patients with metastatic MSS CRC had been treated with the combination of vilastobart at a dose of 100 mg Q6W and atezolizumab at 1200 mg Q3W. The median age was 55 years (ranging from 25 to 82 years), and patients were heavily pre-treated, with 70% of patients having previously received three or more prior lines of anti-cancer therapy.

Preliminary Anti-Tumor Activity Data

As of the data cutoff date, 18 patients had at least one imaging scan reported and were evaluable for response assessment (per Response Evaluation Criteria in Solid Tumors, or RECIST, version 1.1 criteria), including 11 patients without liver metastases and seven patients with liver metastases. In response-evaluable MSS CRC patients without liver metastases, investigators reported three partial responses, or PRs (two confirmed, one pending confirmation), representing a preliminary ORR of 27%, with each patient ongoing on treatment as of the data cutoff date. Responses were accompanied by decreases in levels of serum tumor biomarkers (carcinoembryonic antigen, or CEA, and circulating tumor DNA, or ctDNA), as well as improvement in clinical symptoms. CEA is a serum biomarker that is often elevated in many malignancies, including colorectal cancer, and ctDNA is a biomarker found in the bloodstream of patients with cancer.

●	PR (confirmed) with a 47% decrease in the sum of diameters of target lesions at 13 weeks accompanied by a decrease in levels of the serum tumor marker CEA, a multi-log fold decrease in levels of ctDNA and improvement of clinical symptoms, such as cough.
●	PR (confirmed) that continued to deepen over time with a 57% reduction in the sum of diameters of target lesions at 18 weeks accompanied by a multi-log fold decrease in ctDNA to undetectable levels and significant decrease in levels of the serum tumor marker CEA to normal values.
●	PR (pending confirmation) with a 35% decrease in the sum of diameters of target lesions at nine weeks accompanied by a decrease in levels of the tumor marker CEA to normal values, a substantial decrease in levels of ctDNA and improvement of clinical symptoms, such as cough. For this patient, the initial response on CT imaging was assessed by the investigator and the radiology assessment is pending.
●	In addition, an MSS CRC patient without liver metastases but with a peritoneal metastasis had a 24% decrease in the sum of diameters of target lesions assessed by CT imaging at their initial nine-week scan accompanied by a decrease in levels of the serum tumor marker CEA to normal values. This patient was ongoing on treatment as of the data cutoff date.
●	Investigators reported stable disease in three patients without liver metastases and one patient with liver metastases, representing a preliminary disease control rate of 55% and 14%, respectively, and highlighting additional evidence of anti-tumor activity for the combination.
●	As of the data cutoff date, 23 patients were ongoing on treatment, including 13 patients who had not yet had a first response assessment.

Preliminary Safety Data

As of the data cutoff date, 40 patients were evaluable for safety. Across all patients treated:

●	Investigators reported only six patients with Grade 3 or 4 treatment-related adverse events, or AEs, including only two Grade 4 treatment-related AEs (laboratory abnormalities of thrombocytopenia and neutropenia, one patient each), and no Grade 5 treatment-related AEs.
●	No patients experienced a dose reduction for vilastobart due to an AE, and only three patients discontinued treatment for the combination of vilastobart and atezolizumab due to a treatment-related AE.
●	Investigators reported minimal endocrine immune-related adverse events, or irAEs (5%) and limited skin irAEs (13%), and the incidence of endocrine and skin irAEs was consistent with the incidence reported for atezolizumab alone.
●	The most common treatment-related AEs (≥10% incidence) of any grade reported by investigators were the following: fatigue (30%); diarrhea (20%); infusion-related reactions (13%, with 8% deemed related to vilastobart and 5% deemed related to atezolizumab); pyrexia (10%); aspartate aminotransferase, or AST, increase (10%); and alanine aminotransferase, or ALT, increase (10%).
●	The only Grade 3 treatment-related AE with ≥5% incidence reported by investigators was colitis (5%). Non-laboratory Grade 3 treatment-related AEs (<5% incidence) consisted of the following: maculopapular rash and febrile neutropenia in one patient; lower gastrointestinal hemorrhage in one patient with thrombocytopenia; and one patient with Triple M overlap syndrome (myocarditis, myositis and myasthenia gravis).

XTX301: Our Clinical-Stage, Tumor-Activated IL-12

XTX301 is an investigational tumor-activated, extended half-life IL-12 designed to potently stimulate anti-tumor immunity and reprogram the tumor microenvironment of poorly immunogenic “cold” tumors towards an inflamed or “hot” state. In the activated, or unmasked, state, XTX301 is designed to be an optimized short half-life IL-12 where the half-life extension domain is not retained. Preclinical data support the potential for XTX301 to achieve a broad therapeutic index, including ex vivo studies showing efficient activation by human tumors and in vivo studies showing robust anti-tumor activity and tumor-selective PD. We are currently evaluating XTX301 in an ongoing Phase 1 first-in-human, multicenter, open-label clinical trial designed to evaluate the safety and tolerability of XTX301 as a monotherapy in patients with advanced solid tumors. In December 2024, we reported preliminary data from our ongoing Phase 1 clinical trial for XTX301. A maximum tolerated dose has not yet been established, and we are continuing to enroll patients in Phase 1A monotherapy dose escalation and Phase 1B monotherapy dose expansion. In March 2024, we entered into an exclusive license agreement with Gilead related to XTX301 and our IL-12 program. For more information, please see “—License and Collaboration Agreements—Exclusive License Agreement with Gilead” below.

Tumor-Activated Design Components of XTX301

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

Preliminary Phase 1 Data Reported in December 2024

In December 2024, we reported preliminary data from our ongoing Phase 1 trial for XTX301. As of the data cutoff date of November 25, 2024, 34 patients with advanced solid tumors had been treated with XTX301 at doses ranging from 5 µg/kg to 60 µg/kg administered Q3W or Q6W. Patients were generally heavily pre-treated, and approximately 68% of patients received three or more prior lines of anti-cancer therapy. Preliminary results as of the data cutoff date showed:

●	Sustained interferon gamma (IFNɣ) signaling without evidence of tachyphylaxis throughout treatment cycles. Tachyphylaxis has historically limited other IL-12 agents.
●	Evidence of dose-dependent pharmacology with T cell, natural killer, or NK, cell and NKT cell proliferation.
●	Consistent with the tumor-activated design of XTX301, no measurable activated XTX301 was detected in peripheral circulation across all dose levels and schedules.
●	Across all dose levels and schedules, no Grade 4 or Grade 5 treatment-related AEs were reported by investigators and no patients experienced a dose limiting toxicity or a dose reduction due to a treatment-related AE.
●	In addition, across all dose levels and schedules, the majority of treatment-related AEs were Grade 1 or 2 and most commonly consisted of flu-like symptoms, cytokine release syndrome, increased AST and ALT and decreased blood cell counts.

XTX501: Our Development-Stage, Masked PD-1/IL-2 Bispecific

We are leveraging our proprietary tumor-activation platform to advance XTX501, a novel masked PD-1/IL-2 bispecific designed to selectively stimulate PD-1 positive, antigen-experienced T cells and enhance their function. XTX501 incorporates masking designed to overcome IL-2 receptor-mediated clearance and peripheral activity. In preclinical studies, XTX501 demonstrated robust monotherapy activity (including settings insensitive to PD-1) and tumor-selective pharmacodynamics consistent with its intended mechanism of action. We are currently advancing XTX501 in IND-enabling studies, and subject to obtaining sufficient additional capital, we plan to submit an IND for XTX501 in the middle of 2026.

Tumor-Activated Design Components of XTX501

Our Development-Stage Masked T Cell Engager Programs

T cell engagers are designed to redirect immune effector cells against cancer cells by simultaneously binding to a specific tumor-associated antigen expressed on the cancer cells and the T cell receptor complex on T cells, resulting in T cell-mediated killing of tumor cells. To date, T cell engagers have demonstrated significant promise as cancer immunotherapies in a variety of advanced solid tumors, but their potential has been limited by toxicity.

We are currently advancing preclinical development for multiple wholly-owned, novel masked T cell engager molecules. These molecules are designed with conditional half-life modulation to enable potent, localized T cell activation and tumor cell destruction together with an improved therapeutic index. Our programs for masked T cell engager molecules include bispecific molecules designed using our advanced tumor-activated cell engager, or ATACR, format, which consists of a T cell engager with a masked CD3 targeting domain, and tri-specific molecules designed using our selective effector-enhanced cell engager, or SEECR, format. The SEECR format adds co-stimulatory signaling designed to further enhance potency and T cell activation.

Tumor-Activated Design Components of Masked T Cell Engagers

We are currently advancing three wholly-owned preclinical programs for masked T cell engager molecules targeting the following tumor-associated antigens: PSMA; CLDN18.2; and STEAP1.

●	PSMA has demonstrated potential as a T cell engager target for prostate cancer. We anticipate nominating a development candidate for our PSMA program in the ATACR format in the third quarter of 2025, and subject to obtaining sufficient additional capital and successfully completing IND-enabling studies, submitting an IND in the first quarter of 2027.
●	CLDN18.2 has broad potential as a T cell engager target for gastric, pancreatic, esophageal and lung cancers. We anticipate nominating a development candidate for our CLDN18.2 program in the ATACR format in the fourth quarter of 2025, and subject to obtaining sufficient additional capital and successfully completing IND-enabling studies, submitting an IND in the second quarter of 2027.
●	STEAP1 has broad potential as a T cell engager target for prostate, colorectal and lung cancers. We anticipate nominating a development candidate for our STEAP1 program in the SEECR format in the first half of 2026, and subject to obtaining sufficient additional capital and successfully completing IND-enabling studies, submitting an IND in the second half of 2027.

In addition, in February 2025, we entered into a collaboration, license and option agreement with AbbVie Group Holdings Limited, or AbbVie, leveraging our proprietary tumor-activation technology and platform to discover and develop novel tumor-activated immunotherapies, including up to three programs for masked T cell engagers and a program for a masked antibody-based immunotherapy. For more information, please see “—License and Collaboration Agreements—Collaboration, License and Option Agreement with AbbVie” below.

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

In addition to competitors specifically targeting anti-CTLA-4, IL-12, PD-1/IL-2 and our current T cell engager targets, we also face competition more broadly across the oncology market. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such treatments. Beyond these treatments, we may also be subject to competition from additional modalities, including oncolytic viruses and cancer vaccines.

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

Anti-CTLA-4 Program

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

IL-12 Program

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

PD-1/IL-2 Program

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

T Cell Engager Programs

With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. We are aware of several other companies that have masked T cell engager programs in development for PSMA, including Janux Therapeutics, Inc. and Vir Biotechnology, Inc. To our knowledge, there are no companies currently developing masked T cell engager programs for CLDN18.2 or STEAP1. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including Amgen Inc., Innovent Biologics, Inc., Transcenta Holding Ltd. and Zai Lab Limited, and for STEAP1, including Amgen Inc., Nutcracker Therapeutics and Xencor Inc.

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

Patent portfolio

As of February 28, 2025, we own, co-own or exclusively license 18 patent application families related to our business, including three pending Patent Cooperation Treaty, or PCT, patent applications, 16 pending U.S. non-provisional applications, eight issued U.S. patents, 25 issued patents in Armenia, Azerbaijan, Belarus, China, India, Indonesia, Israel, Japan, Kazakhstan, Kyrgyzstan, Malaysia, Mexico, Philippines, South Korea, Russia, Saudi Arabia, Taiwan, Tajikistan, and Turkmenistan and 174 pending foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. In addition, we own two U.S. provisional patent applications within the priority year. Our owned, co-owned or exclusively in-licensed patent applications cover various aspects of our programs and technology, including composition of matter and method of use as further described below. Any U.S. or foreign patents issued from national stage filings of our owned, co-owned, or exclusively in-licensed PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications will have a statutory expiration date ranging between 2037 and 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Xilio’s Platform for Tumor-Activated I-O Molecules

Our proprietary engineering platform technology enables tumor-activated I-O molecules that can effect tumor-activated immunotherapy while minimizing systemic toxicity. By masking biological agents such as cytokines, antibodies and multi-functional molecules, our platform technology can be used to decouple therapeutic effects from toxicity for treating different cancers. As of February 28, 2025, we own four patent families covering the platform in the cytokine space: a first patent family, including one pending U.S. patent application and corresponding foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, Japan, India, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore and South Africa; and three additional patent families covering our multi-functional, including bispecific, platform technology in the cytokine space, including three pending U.S. patent applications, two pending PCT applications, and 25 pending foreign applications in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, and Taiwan. We own two patent families covering our immune cell engagers platform technology, each of which are at provisional stage within the priority year. We exclusively license two patent families relating to the platform technology and our cytokine and antibody programs. These owned and exclusively licensed patent families will have a statutory expiration date ranging between 2038 and 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

In addition, we own two patent families covering various linker designs that are used or can be used in our technology, including three pending U.S. applications, and nine foreign applications in Canada, Europe, Hong Kong, Japan, South Korea, Singapore and Taiwan.

Vilastobart (tumor-activated anti-CTLA-4)

As of February 28, 2025, we own, co-own or exclusively in-license three patent families relating to masked anti-CTLA-4 antibody constructs and sequences, including XTX101, with composition of matter and methods of use claims. A first patent family is exclusively in-licensed from WuXi Biologics (Shanghai) Co., Ltd. and directed to anti-CTLA-4 antibodies. This family includes three issued U.S. patents and one pending U.S. application covering certain complementarity-determining regions and variable region sequences of anti-CTLA-4 antibodies, including XTX101. 22 foreign applications are issued in Armenia, Azerbaijan, Belarus, China, Indonesia, Israel, Japan, Kazakhstan, Kyrgyzstan, Malaysia, Mexico, Philippines, Russia, South Korea, Saudi Arabia, Taiwan, Tajikistan, and Turkmenistan. 17 foreign applications are pending in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa and Taiwan. A second patent family is owned and directed to anti-CTLA-4 antibodies with modifications that improve antibody-dependent cellular cytotoxicity and includes one pending U.S. application. 22 foreign applications are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A third patent family is co-owned and directed to masked anti-CTLA-4 antibodies, which includes one pending U.S. application. 24 foreign applications are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. These owned, co-owned and licensed patent families will have a statutory expiration date ranging between 2037 and 2039, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

XTX301 (tumor-activated IL-12)

As of February 28, 2025, we own three patent families directed to different masked IL-12 constructs and sequences, including XTX301, with composition of matter and methods of use claims. These patent families include one issued U.S. patent, four pending U.S. applications of which one is allowed, and 49 foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. These patent families will have a statutory expiration date in 2039 and 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

XTX501 (masked PD-1/IL-2 bispecific)

As of February 28, 2025, we own three families relating to XTX501, a masked, bispecific PD-1/IL-2 cytokine, covering the construct design, key elements and full-length sequences with composition of matter and methods of use claims. These patent families include three pending U.S. applications, two pending PCT applications, and 10 foreign applications in Australia, Canada, China, Europe, Japan, South Korea, Mexico, and Taiwan. These owned patent families will have a statutory expiration date ranging between 2043 and 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Masked T Cell Engager Programs

As of February 28, 2025, we own two patent families covering our masked T cell engager programs and platform technology, including one patent family covering various bispecific molecules designed using our ATACR format and the second patent family covering various tri-specific molecules using our SEECR format. These two patent families are at the provisional application stage within the priority year.

These patent families will have statutory expiration dates in 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, and annuity and other governmental fees.

Trademark portfolio

As of February 28, 2025, we own two federal trademark registrations for XILIO and XILIO THERAPEUTICS (Class 42) in the United States and a pending federal trademark application for XILIO (Class 5) in the United States that has been approved and published for opposition.

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

While we intend to timely file additional provisional patent applications and national stage and non-provisional patent applications relating to our PCT patent applications, we cannot predict whether any of our patent applications will result in the issuance of patents. If we do not successfully obtain patent protection, or if the scope of the patent protection we or our licensors obtain with respect to our product candidates, platform or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other similar competing products and technologies. Our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our technology, inventions and improvements, either directly or indirectly will depend in part on our success in obtaining, maintaining, defending and enforcing patent claims that cover our technology, inventions and improvements.

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

License and Collaboration Agreements

Collaboration, License and Option Agreement with AbbVie

In February 2025, our wholly owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into a collaboration, license and option agreement with AbbVie for up to four programs leveraging our proprietary tumor-activation technology and platform, consisting of (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target, or the initial option program, and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation, each of which we refer to as an additional option program, and (ii) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy, which we refer to as the collaboration program.

Under the agreement, Xilio Development granted AbbVie an option to obtain an exclusive global license to exploit products discovered and developed under the initial option program. During the three-year period following the effective date of the agreement, AbbVie has the right to initiate up to two additional option programs by (a) selecting an initial target and backup target for each such additional option program (excluding the target known as PSMA and any other target for which Xilio Development has completed specified activities prior to lead selection) and (b) paying Xilio Development an additional program nomination fee for each additional option program. In addition, on an option program-by-option program basis, prior to the initiation of specified activities related to lead optimization and selection for the initial target for such option program, AbbVie has a one-time right to substitute the initial target with the backup target agreed upon by the parties at the time of option program initiation, subject to the payment by AbbVie of a one-time substitution fee with respect to such substituted target and the other terms of the agreement. For the initial option program, AbbVie’s option right is exercisable beginning on the effective date of the agreement, and for each additional option program, AbbVie’s option right is exercisable following delivery of written notice of nomination of such additional option program. For each option program, prior to option exercise, Xilio Development will be responsible for conducting preclinical discovery and development up to the completion of IND enabling studies, subject to AbbVie paying Xilio Development option extension fees upon completion of specified stages of preclinical discovery and development. Unless AbbVie elects to extend preclinical development through the next stage and pays the applicable option extension fee, AbbVie’s option right terminates within a specified time period following completion of each stage of preclinical development. Upon exercising its option for an option program, AbbVie will be responsible for any remaining preclinical development, if applicable, and all clinical development, regulatory and commercialization activities with respect to licensed products under the applicable option program.

In connection with the collaboration program, Xilio Development granted AbbVie an exclusive global license to exploit products discovered and developed under the collaboration program. Xilio Development is responsible for conducting all preclinical development through lead generation, and AbbVie is responsible for all further development and commercialization activities for any licensed products generated under the collaboration program.

Under the agreement, we received $52.0 million in total upfront payments, consisting of a cash payment of $42.0 million and an equity investment of $10.0 million in our common stock at a purchase price of $2.30 per share. In addition, we will be eligible to receive up to approximately $2.1 billion in additional contingent payments, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the option programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all option programs and the collaboration program. In addition, we are eligible to receive tiered royalties ranging in the mid to high single digits on annual global net product sales.

Subject to the terms, conditions and specified exceptions set forth in the agreement, until the agreement is terminated or expires with respect to an option program or the collaboration program, Xilio Development has agreed to work exclusively with AbbVie with respect to the target for (i) each option program and (ii) the collaboration program. In addition, Xilio Development has agreed to work exclusively with AbbVie with respect to the backup target for each option program until the expiration of the applicable target substitution period.

Unless earlier terminated in accordance with its terms, the agreement will expire upon expiration of the last royalty term for the last licensed product. AbbVie may terminate the agreement for convenience upon specified time periods. On an option program-by-option program basis, if AbbVie elects not to pay the applicable option extension fee following completion of each stage of preclinical development, or if AbbVie elects not to exercise its option right and pay the option exercise fee for the applicable option program, then the agreement will automatically terminate with respect to such option program. Subject to the terms and specified exceptions set forth in the agreement, either party may terminate the agreement for the other party’s uncured material breach or insolvency.

In connection with the execution of the agreement, on February 10, 2025, we entered into a stock purchase agreement with AbbVie Inc. pursuant to which we issued and sold 4,347,826 shares of common stock to AbbVie Inc. in a private placement at a purchase price of $2.30 per share for an aggregate purchase price of $10.0 million. The private placement closed on February 11, 2025. The stock purchase agreement contains customary terms and conditions, including closing conditions, mutual representations, warranties and covenants for each of us and AbbVie Inc. In addition, pursuant to the terms of an investor rights agreement entered into by and between us and AbbVie Inc. in connection with the stock purchase agreement, AbbVie Inc. agreed to certain transfer and standstill restrictions. In addition, AbbVie Inc. is entitled to certain registration rights with respect to the shares issued pursuant to the stock purchase agreement following termination of the transfer restrictions. We and AbbVie Inc. each granted the other party customary indemnification rights in connection with the registration of the shares issued pursuant to the stock purchase agreement.

Exclusive License Agreement with Gilead

In March 2024, Xilio Development entered into an exclusive license agreement with Gilead pursuant to which it granted Gilead an exclusive global license to develop and commercialize our clinical-stage product candidate XTX301, a tumor-activated IL-12, and specified other molecules directed to IL-12.

Xilio Development is responsible for conducting clinical development for XTX301 in the ongoing Phase 1 clinical trial through a planned Phase 2 dose expansion clinical trial. Following the delivery by Xilio Development of a specified clinical data package for XTX301 related to the Phase 1 clinical trial and a planned Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of XTX301 to Gilead, subject to the terms of the license agreement and payment by Gilead of a $75.0 million transition fee.

In connection with the execution of the license agreement, in March 2024, we also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead purchased an aggregate of $25.0 million of our common stock and prefunded warrants (in lieu of shares of common stock) in three private placements. In March 2024, we initially issued and sold 6,860,223 shares of common stock to Gilead at a purchase price of $1.97 per share, and we received approximately $13.5 million in aggregate gross proceeds. In April 2024, we issued and sold an additional 485,250 shares of common stock to Gilead at a purchase price of $0.76 per share and prefunded warrants to purchase up to an aggregate of 3,882,450 shares of common stock at a purchase price of $0.7599 per share underlying such prefunded warrants, and we received approximately $3.3 million in aggregate gross proceeds. In December 2024, we issued and sold an additional 1,759,978 shares of common stock at a purchase price of $1.04 per share and prefunded warrants to purchase up to an aggregate of 6,092,816 shares of common stock at a purchase price of $1.0399 per share underlying such prefunded warrants, and we received approximately $8.2 million in aggregate gross proceeds. The prefunded warrants issued and sold in April 2024 and December 2024 are exercisable at any time at an exercise price of $0.0001 per share, subject to Gilead not being deemed a beneficial owner of greater than 19.9% of our common stock upon the exercise of the prefunded warrants.

As of December 31, 2024, we have received $55.0 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement and $25.0 million in gross proceeds from private placements under the stock purchase agreement. As of December 31, 2024, we were eligible to receive up to $592.5 million in additional contingent payments under the license agreement, which consist of (i) the $75.0 million transition fee and (ii) up to $517.5 million in development, regulatory and sales-based milestones. Prior to the potential transition fee, $17.5 million of the total contingent payments is related to a near-term development milestone. In addition, we are eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For the first three licensed products or licensed services to achieve specified development and regulatory milestones, we are obligated to pay City of Hope up to $10.3 million in the aggregate per licensed product or licensed service. To date, we have made an aggregate of $0.8 million in specified development and regulatory milestone payments to City of Hope related to our anti-CTLA-4 monoclonal antibody program. Subject to specified conditions, we are obligated to pay City of Hope tiered royalties in the low single digits on aggregate annual net sales of licensed products or licensed services on a country-by-country basis until the expiration of the last-to-expire patent or patent application licensed from City of Hope covering the applicable licensed product or licensed service in such country. We are also obligated to pay City of Hope a portion of any consideration we receive for the grant of sublicenses under the agreement in an amount equal to a low double-digit percentage of such consideration, subject to specified conditions under that agreement at the time that we grant any such sublicense. In addition, we paid $0.5 million to City of Hope in connection with the closing of our initial public offering.

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

For each product that incorporates a licensed antibody that has been modified using the rights licensed under the agreement, we are obligated to pay WuXi Biologics up to approximately $25.8 million in the aggregate for specified development and regulatory milestones. To date, we have made an aggregate of $5.8 million in specified development and regulatory milestones payments to WuXi Biologics related to our anti-CTLA-4 monoclonal antibody program. In addition, subject to specified conditions, we are obligated to pay WuXi Biologics tiered royalties in the low to mid-single digits on aggregate annual worldwide net sales of licensed products during the applicable royalty term and subject to early expiration or adjustment in specified circumstances. Our obligation to make royalty payments extends with respect to a licensed product in a country until the later of the expiration of the last-to-expire patent or patent application licensed from WuXi Biologics covering the applicable licensed product in such country or for a specified time period following the first commercial sale of such licensed product. Subject to specified conditions under the agreement, we also have certain obligations to contract with WuXi Biologics for specified services related to the development or manufacture of licensed products.

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

Although we expect to rely on one or more third-party contract manufacturers for the production of our current and future product candidates, we have personnel with extensive technical, manufacturing, analytical and quality experience in biotherapeutic protein manufacturing to oversee our contract manufacturer relationships. In collaboration with our third-party manufacturer, we have manufactured cGMP clinical supply for our clinical trials for our tumor-activated, clinical-stage product candidates, vilastobart (anti-CTLA-4) and XTX301 (IL-12). As we scale clinical and develop commercial manufacturing capability for each of our product candidates, we intend to develop the network of contract manufacturing sites operated by our CDMO to include EU- or U.S.-based sites.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and foreign jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a significant impact on our business.

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization that takes responsibility for the initiation and management of a clinical development program for such products is generally referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

●	completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations and standards;
●	design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product, and with respect to biologics, the purity, potency and safety of such drug product, for each proposed indication;

●	submission to the FDA of a biologics license application, or BLA, for a biological product requesting marketing for one or more proposed indications;
●	review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
●	completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP to assure the product’s identity, strength, quality and purity;
●	completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
●	securing FDA approval of the BLA, authorizing marketing of the product in the United States for one or more indications; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

The IND and IRB Processes

An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects and patients will be exposed to unreasonable health risks or whether there are any issues surrounding chemistry, manufacturing and controls, or CMC, for the proposed product. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings or developments in clinical, nonclinical, and/or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

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

Human Clinical Studies in Support of a BLA

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations, the FDA has, as of December 19, 2024, issued six notices of non-compliance, thereby signaling the FDA’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or Pre-IND meeting, at the end of Phase 1 clinical trial, or EOP1 meeting, at the end of Phase 2 clinical trial, or EOP2 meeting, and before a BLA is submitted, or Pre-BLA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include Pre-IND and Pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues and does not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether a BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The agency may also generally express support for the sponsor’s approach in the clinical development program, but also indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the BLA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.

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

In 2017, with the passage of the FDA Reauthorization Act of 2017, or FDARA, Congress established new requirements to govern certain molecularly targeted cancer indications. Section 505B of the FDCA, as amended by FDARA, requires that any original BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (i) intended for the treatment of an adult cancer, and (ii) directed at a molecular target that the Secretary of HHS determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Submission and Review of a BLA by the FDA

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances. Currently, the fee required for the submission and review of an application for federal fiscal year 2025 is approximately $4.3 million, and the sponsor of an approved application is also subject to an annual program fee, currently more than $403,889 for federal fiscal year 2025.

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

The FDA has agreed to specified performance goals in the review process of BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the BLA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of BLAs.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with a BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of the approvability of the application for the investigational product.

Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted to the FDA. With the passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

The FDA’s Decision on a BLA

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

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either an approval letter or a Complete Response Letter, or CRL. To issue an approval letter, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

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

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory trial fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the FDA Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

In addition, in January 2025,  the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses, validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications as consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act, or DSCSA, became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.” The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, the reference product sponsor must provide patent information and patent expiration dates to the FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none have been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting a BLA for the product candidate. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the Prescription Drug User Fee Act, or PDUFA, goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of existing regulatory exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity for drugs and biologics, or patent protection that covers a drug product, are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

As of January 1, 2022, these federal transparency reporting obligations have been extended to include transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives. In addition, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, among other things, imposes limitations on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and their covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information.

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

Health care reform has been a significant trend in the U.S. health care industry and elsewhere. In particular, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services. Under the first Trump administration, there were efforts to repeal or modify prior health care reform legislation and regulation and also to implement new health care reform measures, including measures related to payment for drugs under government health care programs. However, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate’’ was repealed by Congress. Thus, the ACA will remain in effect in its current form. The nature and scope of health care reform in the second Trump administration remains uncertain but early actions suggest that efforts to refine the ACA will be renewed and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new U.S. presidential administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, or PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Data Privacy Regulation

U.S. Privacy Law

There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we may conduct trials or do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under HIPAA, the U.S. Department of Health and Human Services has issued regulations to protect the privacy and security of protected health information used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in the course of providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Federal Policy for the Protection of Human Subjects, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect now or will go into effect in the future. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the

State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states, including New York, are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

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

Review and Approval of Biologics and Drug Products Outside the United States

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before we may commence clinical trials or market products in those countries or areas. In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

With the exception of the EU and European Economic Area, or EEA, applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Employees and Human Capital Resources

As of February 28, 2025, we had 64 full-time employees, including 21 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 43 were engaged in research and development activities and 21 were engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and developing our existing and additional employees. We are committed to equal opportunity and inclusion across all aspects of our organization, including in our recruitment, advancement and development practices. We conduct annual performance and development reviews for each of our employees to discuss the individual’s strengths and development opportunities, career development goals and performance goals. We also regularly survey employees to assess employee engagement and satisfaction. In addition, each regular full-time employee is provided an allowance and time to attend appropriate job-related trainings and other professional development courses, seminars, meetings, and similar sessions.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors & Media” page of our website investor and scientific presentations, SEC filings, press releases, public conference calls and webcasts and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as current or future social media channels (including LinkedIn). This list of channels may be updated from time to time on our investor relations website and may include other social media channels than the one described above. The contents of our website or these channels, or any other website that may be accessed from our website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

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

As of December 31, 2024, we had cash and cash equivalents of $55.3 million. Based on our current operating plans, we anticipate that our cash and cash equivalents as of December 31, 2024, together with the $52.0 million in upfront payments received in the first quarter of 2025 in connection with our collaboration agreement with AbbVie Group Holdings Limited, or AbbVie, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. However, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. Our management has developed plans to continue to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital in the near term.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to implement and maintain further cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;
●	the scope, prioritization and number of our research and development programs;
●	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaboration agreements;
●	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;

●	our ability to maintain our current collaborations and partnership, including our clinical collaboration with F. Hoffman-La Roche Ltd., or Roche, to develop vilastobart (XTX101), our masked, Fc-enhanced anti-CTLA-4 monoclonal antibody, or mAb, in combination with atezolizumab, our license agreement with Gilead Sciences, Inc., or Gilead, to develop XTX301, our masked, engineered interleukin 12, or IL-12, product candidate, and our collaboration agreement with AbbVie Group Holdings Limited, or AbbVie, to develop tumor-activated immunotherapies;
●	the timing and amount of cost-sharing payments under our clinical collaboration with Roche for vilastobart;
●	the timing and amount of milestones, option-related fees and other contingent payments under our license agreement with Gilead for XTX301 and our collaboration agreement with AbbVie for tumor-activated immunotherapies;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. For example, when we issue shares of common stock upon the exercise of our outstanding prefunded warrants, or if we issue additional shares of our common stock in one or more “at-the-market,” or ATM, offerings, our existing stockholders will suffer dilution. In addition, as a condition to providing additional funds to us, Gilead and AbbVie received, and future investors may receive, rights superior to those of existing stockholders. To the extent that we incur additional indebtedness, we would become obligated to make payments to repay the loan balance with interest. The incurrence of any additional indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Additionally, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If in the future we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of $1.00 per share, referred to as the minimum bid price requirement, or shares of our common stock may be subject to delisting, which would have a material adverse effect on our business. In September 2024, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, informing us that we were not in compliance with the continued listing requirements of the Nasdaq Global Select Market because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. In January 2025, we received written notification from the Nasdaq Staff informing us that we had regained compliance with the minimum bid price requirement as a result of our common stock maintaining a closing bid price of $1.00 per share or greater for at for at least 10 consecutive business days. However, there can be no assurance that we will be able to continue to maintain compliance with the minimum bid price requirement or any of the other Nasdaq continued listing requirements.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue from the sale of products. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net losses were $58.2 million and $76.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $383.8 million. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing, our initial public offering, or IPO, of common stock in October 2021, private placements of our common stock and prefunded warrants, upfront payments under our license agreement with Gilead and collaboration agreement with AbbVie and our ATM offering program. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our tumor-activated, or masked, product candidates, and we have not completed clinical development for our clinical-stage product candidates, vilastobart (anti-CTLA-4) and XTX301 (IL-12). We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

We are a clinical-stage biotechnology company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of tumor-activated product candidates using our proprietary platform technology is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any late-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. As of December 31, 2024, we had federal and state net operating loss, or NOL, carryforwards of $245.5 million and $217.5 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not know whether or when we will generate taxable income necessary to utilize our NOLs.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income is subject to limitations. In the second quarter of 2024, we had an ownership change as defined by Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: vilastobart and XTX301. We are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with microsatellite stable colorectal cancer, or MSS CRC. We are currently evaluating XTX301 in a Phase 1 clinical trial. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development, including XTX501, our masked PD-1/IL-2 bispecific, which is designed to selectively stimulate PD-1 positive antigen-experienced T cells and enhance their function and is currently advancing in initial IND-enabling activities, and our preclinical programs for masked T cell engagers targeting prostate-specific membrane antigen, or PSMA, claudin 18.2, or CLDN18.2, and six-transmembrane epithelial antigen of prostate 1, or STEAP1.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, the Phase 2 data for vilastobart in combination with atezolizumab and the Phase 1 data for XTX301 reported to date. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 2 clinical trial evaluating vilastobart in combination with atezolizumab or our Phase 1 clinical trial evaluating XTX301 as a monotherapy, will be conducted as planned or completed on schedule, if at all. For example, in the first quarter of 2024, we announced plans to discontinue further investment in XTX202, our tumor-activated IL-2, as a monotherapy. We may experience numerous unforeseen events leading up to, during or as a result of clinical trials that could delay or prevent the initiation or completion of a clinical trial or our ability to receive marketing approval or commercialize our product candidates, including:

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported initial data from our Phase 2 clinical trial for vilastobart in combination with atezolizumab in January 2025, and we plan to report additional Phase 2 data in the middle of 2025, and we most recently reported safety data from our Phase 1 clinical trial for XTX301 in December 2024. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

A key element of our strategy is to use our novel platform technology to engineer and develop tumor-activated molecules with the potential to trigger anti-tumor immunity with minimal systemic toxicity in order to advance a pipeline of product candidates. We may not be able to continue to identify and develop novel I-O therapies. Even if we are successful in continuing to advance our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to or will not be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our platform approach or take longer to do so than anticipated, we will not or may not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical and early clinical results related to our clinical-stage product candidates, vilastobart and XTX301, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in current or future clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, to activate our molecules within the tumor microenvironment. If MMP activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress through clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the outcome of our ongoing clinical trials and the successful development of our technology and product candidates.

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

In March 2024, our wholly-owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into a license agreement with Gilead, pursuant to which Gilead was granted an exclusive global license to develop and commercialize XTX301, our tumor activated IL-12, and other specified molecules directed toward IL-12. In February 2025, Xilio Development entered into a collaboration, license and option agreement with AbbVie, pursuant to which AbbVie was granted (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation and (ii) an exclusive license to develop and commercialize a masked antibody-based immunotherapy. We may in the future seek third-party collaborators or licensors for the research, development and commercialization of other current or future product candidates. With respect to our agreements with Gilead and AbbVie, and what we expect will be the case with any future collaboration agreements we enter into, we have and would likely have limited control over whether such collaborators pursue the development of our product candidates or the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates that we seek to develop with them. For example, under the license agreement with Gilead, if Gilead exercises its right to transition responsibilities for the development and commercialization of XTX301 and the rest of our IL-12 program, it will have sole decision-making authority with respect to the continued development and future commercialization of our IL-12 program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed IL-12 program assets to us. Similarly, subject to limited exceptions, AbbVie has sole decision-making authority with respect to the development and commercialization of the masked antibody-based immunotherapy program. With respect to any T cell engager program for which AbbVie exercises its option, AbbVie will have sole decision-making authority with respect to the continued development and future commercialization of such option program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed T cell engager program assets to us. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations or licenses will be developed further or reach commercialization. Further, our ability to generate revenues from these existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

If our current or future collaborations, licenses or similar transactions do not result in the successful development and commercialization of product candidates, including if one of our current or future collaborators or licensors terminates its agreement with us, we may not receive any future payments for which we might otherwise be eligible under such agreement or we may incur significant costs in re-establishing the development and manufacturing of such product candidates. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop such product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensor or for us to attract new collaborators or licensors, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators or licensors.

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

With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. We are aware of several other companies that have masked T cell engager programs in development for PSMA, including Janux Therapeutics, Inc. and Vir Biotechnology, Inc. To our knowledge, there are no companies currently developing masked T cell engager programs for CLDN18.2 or STEAP1. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including Amgen Inc., Innovent Biologics, Inc., Transcenta Holding Ltd. and Zai Lab Limited, and for STEAP1, including Amgen Inc., Nutcracker Therapeutics and Xencor Inc.

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

Some of our patent applications have been granted or may be granted or allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that can cause the allowance of a patent application to be withdrawn. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the sponsor may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will re-allow the application in view of the new material. Further, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. Recently, the USPTO implemented new fee rules including Continuing Application Fee, which would increase our cost for obtaining and maintaining patent protection in the U.S. and potentially limit our ability of seeking additional patents in our existing patent families especially those early filed platform families that have been pending for close to or more than six years. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies and to help us comply with other procedural, documentary and other similar requirements and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court, in the case Amgen v. Sanofi, held that broad functional antibody claims are invalid for lack of enablement. In addition, in Juno v. Kite, the Federal Circuit held claims reciting broad antibody genus based on function invalid for lack of written description. Recently, the Federal Circuit issued precedential decisions in In re Cellect and Allergan v. MSN that could shorten or eliminate an extended patent term awarded under patent term adjustment in certain patent family members if challenged on the basis of obviousness-type double patenting. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

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

We rely on third-party license agreements pursuant to which we have non-exclusive and exclusive rights to technology that is incorporated into our development programs and product candidates. For example, under our license agreement with City of Hope, we have exclusively in-licensed certain patent rights that cover our anti-CTLA-4 antibody. We also have a license agreement with WuXi Biologics pursuant to which we received an exclusive worldwide license to specified mAbs and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to our anti-CTLA-4 mAb program. These license agreements impose diligence, milestone payment, royalty payment and other obligations on us.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our product candidates or processes so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug and biologic products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a BLA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

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

Further, the FDA may determine that we must provide additional evidence and data before approving a BLA for our product candidates. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit a BLA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of the BLA.

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Moreover, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA, or a comparable foreign regulatory authority, may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, or comparable foreign regulatory authority, may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans, or DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law, because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

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

Disruptions in the FDA and other government agencies for any reason could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

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

Further, with the change in U.S. presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new presidential administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new presidential administration to substantially reduce research funding by the U.S. National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom, or the U.K., as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union.

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators. The Reference Regulators notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA for product approvals granted in the United States. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading, and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate is intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

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

Further, there can be no assurance that we will satisfy all FDA requirements, including new provisions that govern accelerated approval. For example, with the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory trial fails to verify and describe the product’s predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA commissioner or the FDA commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

During the first Trump presidential administration, Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders, EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage, which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met, but it will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in U.S. presidential administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the Trump administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

We expect that current or future litigation involving provisions of the IRA will have unpredictable and uncertain results on the implementation and impact of the IRA on biotechnology industry generally, as well as our business and current or future products. For example, on June 6, 2023, Merck & Co., or Merck, filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and oral arguments took place on October 30, 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect now or will go into effect in the future. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. Other states, including New York, will be considering similar laws. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission, or EC, to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation, as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and most recently, proposing legislation that, if enacted would restrict trade with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers. In addition, in the past the U.S. Commerce Department has implemented export controls adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to procure or obtain, or enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies, including our current CDMO, WuXi Biologics, which could cause us to reevaluate our relationship with our current CDMO.

In addition to our CDMO, WuXi Biologics, some of our other suppliers, vendors and service providers are located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of supply disruptions and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies including WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical partners. Additionally, third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec, and WuXi Biologics. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: “BGI, MGI, Complete Genomics, WuXi, AppTec and any subsidiary, parent affiliate, or successor of such entities.”  If this legislation had been enacted into law while both bills had certain grandfather provisions, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these bills will be reintroduced during the 119th Congress, but as of February 20, 2025, they have not been introduced in either chamber. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, commercial partners, vendors and our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the EC and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, sales and marketing personnel, is and will be critical to our success. The loss of the services of our executive officers or other key employees could impede, delay or prevent the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize products in the life sciences industry, and specifically our product candidates. We are based in Massachusetts, a state that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Additionally, the biotechnology industry generally has continued to experience a competitive wage environment, which is likely to further exacerbate the foregoing risks and may impact our ability to retain our executive officers or other key employees. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited and could adversely affect our business, prospects, financial condition and results of operations.

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

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

Our common stock may be subject to a low trading volume and volatile market price related or unrelated to our operations and purchasers of our common stock could have difficulty selling their shares or could suffer a decline in value.

The trading volume and market price of our common stock has been, and may continue to be, subject to significant fluctuations in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The trading volume and market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results from, delays in initiating or completing, or termination of clinical trials;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any product candidate, or approved product or inability to do so at acceptable prices;
●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
●	the clinical results of our competitors or potential competitors;

●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our common stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
●	future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	public health epidemics or pandemics, such as the COVID-19 pandemic, and any recession, depression, or other sustained adverse market event or economic impact resulting from such epidemics or pandemics;
●	general political, economic, industry and market conditions; and
●	other events or factors described in this “Risk Factors” section, many of which are beyond our control.

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

The choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Our chief information technology officer, or CIO, has primary oversight of material risks from cybersecurity threats and leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes, including through his management of, and participation in, the cybersecurity risk management and strategy processes described above, and his oversight of our incident response plans and escalation procedures described below. Our CIO reports to our chief financial and operating officer and is an experienced information technology leader with over 25 years of expertise in cybersecurity defense, both in academic and corporate environments. This experience includes, but is not limited to, data defense, perimeter and infrastructure defense, corporate risk awareness, compliance adherence, and cybersecurity training and leadership.

We have also established a cross-functional information security counsel, or ISC, led by our CIO, that brings together representatives from across the organization, including from our IT, finance, clinical, human resources, research and development, program leadership, facilities, and legal functions, that is responsible for reviewing, responding, mitigating and reporting all cybersecurity incidents. The ISC meets quarterly and on an ad hoc basis, as necessary. In the event of a cybersecurity incident, our ISC is promptly convened and follows a standardized review and mitigation process and incident response plan, which includes escalation to our data protection committee, or DPC. Our DPC is composed of our CIO, our chief financial and operating officer, our senior vice president, finance and accounting, and senior members of our legal and IT teams and is responsible for assessing, among other factors, the actual or potential operational, business, financial, legal or reputational impact of a cybersecurity incident on us. The DPC is also responsible for notifying the audit committee of the board of directors in the event of a significant cybersecurity threat or incident.

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

Holders

As of February 28, 2025, there were 30 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated, or masked, immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to advance a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including masked antibodies, bispecifics, cytokines and immune cell engagers. Current I-O therapies have curative potential for patients with cancer. However, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. To date, we have presented data across our clinical-stage programs showing clinical validation for our tumor-activation platform. Our most advanced clinical-stage product candidates are vilastobart (XTX101), an Fc-enhanced, tumor-activated, anti-CTLA-4 monoclonal antibody, or mAb, and XTX301, a tumor-activated, engineered interleukin 12, or IL-12, therapy. In addition to our clinical-stage product candidates, we are leveraging our proprietary tumor-activation platform to advance multiple preclinical programs for a masked PD-1/IL-2 bispecific and masked T cell engager molecules.

Recent Developments

Collaboration, License and Option Agreement with AbbVie Group Holdings Limited

On February 10, 2025, our wholly owned subsidiary Xilio Development, Inc., or Xilio Development, entered into a collaboration, license and option agreement with AbbVie Group Holdings Limited, or AbbVie, for up to four programs leveraging our proprietary tumor-activation technology and platform, consisting of (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target, which we refer to as the initial option program, and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation, each of which we refer to as an additional option program and (ii) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy, which we refer to as the collaboration program. We refer to the initial option program and the additional option programs, collectively, as the option programs.

Under the agreement, we granted AbbVie an option to obtain an exclusive global license to exploit products discovered and developed under the initial option program. During the three-year period following the effective date of the agreement, AbbVie has the right to initiate up to two additional option programs by (a) selecting an initial target and backup target for each such additional option program (excluding the target known as PSMA) and any other target for which we have completed specified activities prior to lead selection) and (b) paying us an additional program nomination fee for each additional option program. In addition, on an option program-by-option program basis, prior to the initiation of specified activities related to lead optimization and selection for the initial target for such option program, AbbVie has a one-time right to substitute the initial target with the backup target agreed upon by the parties at the time of option program initiation, subject to the payment by AbbVie of a one-time substitution fee with respect to such substituted target and the other terms of the agreement.

For the initial option program, AbbVie’s option right is exercisable beginning on the effective date of the agreement, and for each additional option program, AbbVie’s option right is exercisable following delivery of written notice of nomination of such additional option program. For each option program, prior to option exercise, we will be responsible for conducting preclinical discovery and development up to the completion of investigational new drug application enabling studies, subject to AbbVie paying us option extension fees upon completion of specified stages of preclinical discovery and development. Unless AbbVie elects to extend preclinical development through the next stage and pays the applicable option extension fee, AbbVie’s option right terminates within a specified time period following completion of each stage of preclinical development. Upon exercising its option for an option program, AbbVie will be responsible for any remaining preclinical development, if applicable, and all clinical development, regulatory and commercialization activities with respect to licensed products under the applicable option program.

In connection with the collaboration program, we granted AbbVie an exclusive global license to exploit products discovered and developed under the collaboration program. We are responsible for conducting all preclinical development through lead generation, and AbbVie is responsible for all further development and commercialization activities for any licensed products generated under the collaboration program.

Under the agreement, we received $52.0 million in total upfront payments, consisting of a cash payment of $42.0 million and an equity investment of $10.0 million in our common stock at a purchase price of $2.30 per share. In addition, we will be eligible to receive up to approximately $2.1 billion in additional contingent payments, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the option programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all option programs and the collaboration program. In addition, we are eligible to receive tiered royalties ranging in the mid to high single digits on annual global net product sales.

Stock Purchase Agreement and Investor Rights Agreement with AbbVie Inc.

In connection with the execution of the agreement, on February 10, 2025, we entered into a stock purchase agreement with AbbVie Inc. pursuant to which we issued and sold 4,347,826 of our shares of common stock to AbbVie Inc. in a private placement at a purchase price of $2.30 per share for an aggregate purchase price of $10.0 million.

Liquidity and Going Concern Overview

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units and convertible preferred stock, a debt financing, our initial public offering, or IPO, of common stock in October 2021, private placements of our common stock and prefunded warrants, upfront payments under our license agreement with Gilead Sciences, Inc., or Gilead, and collaboration agreement with AbbVie and our at-the-market, or ATM, offering program. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

Since inception, we have incurred significant operating losses, including net losses of $58.2 million and $76.4 million for years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of

$383.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of December 31, 2024, we had cash and cash equivalents of $55.3 million. Based on our current operating plans, we anticipate that our cash and cash equivalents as of December 31, 2024, together with the $52.0 million in upfront payments received in the first quarter of 2025 in connection with our collaboration agreement with AbbVie, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. Since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. For more information, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. For the foreseeable future, we expect substantially all of our revenue, if any, would be generated from our collaboration and license agreements with Gilead and AbbVie. For more information on our collaboration and license agreements with Gilead and AbbVie, please see Note 6, Collaboration and License Agreements, and Note 14, Subsequent Events, respectively, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	our ability to maintain our current research and development programs;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we acquire or develop through collaborations, partnerships, licenses or similar transactions;
●	our successful enrollment in and completion of clinical trials;
●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;

●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved; and
●	general economic conditions, including inflation.

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

Restructuring

In connection with our strategic portfolio reprioritization and restructuring in March 2024, we undertook efforts to reduce our expenses and streamline our operations, including a reduction in headcount of 15 employees, representing approximately 21% of our workforce immediately prior to the workforce reduction. Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee severance payments, benefits continuation, outplacement services and related expenses.

Other Income, Net

Other income, net consists primarily of interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our former debt arrangement with Pacific Western Bank, or PacWest, and amortization of the debt discount related to debt issuance costs.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2024, we had federal and state net operating loss, or NOL, carryforwards of $245.5 million and $217.5 million, respectively, which may be available to offset future taxable income. As of December 31, 2024, federal NOLs of $240.6 million have an indefinite carryforward period. The remaining federal NOL carryforwards and our state NOL carryforward will expire beginning in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2024, we also had federal and state research and development credit carryforwards of approximately $10.2 million and $3.8 million, respectively, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of our NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These “ownership changes”, as defined by Section 382 of the Code, may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 of the Code results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. In the second quarter of 2024, we had an ownership change as defined by Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
Revenue
License revenue	$6,344	$—	$6,344
Total revenue	6,344	—	6,344
Operating expenses
Research and development	$41,211	$52,136	$(10,925)
General and administrative	24,778	26,997	(2,219)
Restructuring	937	—	937
Total operating expenses	66,926	79,133	(12,207)
Loss from operations	(60,582)	(79,133)	18,551
Other income, net
Other income, net	2,341	2,729	(388)
Total other income, net	2,341	2,729	(388)
Net loss	$(58,241)	$(76,404)	$18,163

License Revenue

We recognized $6.3 million in license revenue for the year ended December 31, 2024 under the license agreement and stock purchase agreement that we entered into with Gilead in March 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
vilastobart (XTX101)	$7,232	$1,787	$5,445
XTX301	5,085	6,438	(1,353)
XTX202	5,208	9,864	(4,656)
Other early programs and indirect research and development	7,771	14,040	(6,269)
Personnel-related	15,915	20,007	(4,092)
Total research and development expenses	$41,211	$52,136	$(10,925)

Research and development expenses decreased by $10.9 million from $52.1 million for the year ended December 31, 2023 to $41.2 million for the year ended December 31, 2024. The decrease in research and development expenses was primarily due to the following:

●	vilastobart costs increased by $5.4 million, primarily driven by $4.5 million in aggregate development milestones that we incurred during the year ended December 31, 2024 under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics (Hong Kong) Limited and our amended and restated exclusive license agreement with City of Hope, and a $2.8 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab, partially offset by a $2.0 million increase in cost-sharing payments earned under our Roche clinical collaboration from $2.0 million for the year ended December 31, 2023 to $4.0 million for the year ended December 31, 2024, which were recorded as a reduction in research and development expenses;
●	XTX301 costs decreased by $1.4 million, primarily driven by a $2.5 million decrease in manufacturing activities related to the purchase of the initial supply of clinical trial material occurring in the comparable period, which was partially offset by a $1.2 million increase in clinical development activities related to our ongoing Phase 1 clinical trial;
●	XTX202 costs decreased by $4.7 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202 as a monotherapy;
●	other early programs and indirect research and development costs decreased by $6.3 million, primarily driven by a decrease in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $4.1 million, primarily driven by a $3.4 million decrease in salaries, bonuses and benefits due to lower research and development headcount and a $0.5 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
Personnel-related	$14,646	$15,827	$(1,181)
Professional and consulting fees	6,354	6,879	(525)
Facility-related and other general and administrative expenses	3,778	4,291	(513)
Total general and administrative expenses	$24,778	$26,997	$(2,219)

General and administrative expenses decreased by $2.2 million from $27.0 million for the year ended December 31, 2023 to $24.8 million for the year ended December 31, 2024. The decrease in general and administrative expenses was primarily due to the following:

●	personnel-related costs decreased by $1.2 million, primarily driven by a $1.1 million decrease in salaries, bonuses and benefits due to lower general and administrative headcount and a $0.4 million decrease in stock-based compensation, partially offset by a $0.4 million increase in recruiting and other personnel-related costs;

●	professional and consulting fees decreased by $0.5 million, primarily driven by a $0.9 million decrease in consulting and other professional related fees, partially offset by a $0.5 million increase in legal fees; and

●	facility-related and other general and administrative expenses decreased by $0.5 million, primarily driven by lower costs related to directors’ and officers’ liability insurance and a reduction in other general and administrative expenses.

Restructuring

We recognized $0.9 million in restructuring expenses for the year ended December 31, 2024. The restructuring expenses were associated with our workforce reduction in March 2024 and consisted of employee severance, benefits continuation and outplacement service costs.

Other Income, Net

Other income, net decreased by $0.4 million from $2.7 million for the year ended December 31, 2023 to $2.3 million for the year ended December 31, 2024. The decrease in other income, net was primarily due to a decrease in interest income earned on our cash and cash equivalents due to a lower average cash balance and lower interest expense on our note payable as a result of the repayment of the remaining principal under our loan agreement with PacWest in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants, a debt financing, our IPO, upfront payments under our license agreement with Gilead and collaboration agreement with AbbVie and our ATM offering program. Through December 31, 2024, we have received an aggregate of $437.7 million in gross proceeds from such transactions, including $224.5 million in gross proceeds from the sale and issuance of preferred units and convertible preferred stock, $10.0 million in gross proceeds from our debt financing with PacWest, $129.9 million in gross proceeds from our IPO, the $30.0 million upfront payment under our license agreement with Gilead, $36.3 million in gross proceeds from the sale and issuance of common stock and prefunded warrants to certain existing accredited investors and Gilead in private placements and $7.0 million in gross proceeds from the sale and issuance of common stock under our sales agreement with Cowen and Company LLC, or Cowen, from our existing ATM offering program. As of December 31, 2024, we had cash and cash equivalents of $55.3 million.

In February 2025, we received $52.0 million in total upfront payments in connection with the collaboration agreement with AbbVie.

ATM Offering Program

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, we entered into a sales agreement with Cowen under which we could issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million under a sales agreement prospectus filed as part of the Form S-3. In March 2025, we terminated the sales agreement with Cowen, which terminated the offering and sale of shares of our common stock registered under the sales agreement prospectus. As of the termination of the sales agreement with Cowen, we had sold an aggregate of 8,550,000 shares of our common stock for aggregate gross proceeds of approximately $9.1 million, and shares of common stock having an aggregate offering price of approximately $65.9 million remained unsold.

In March 2025, we entered into a new sales agreement with Leerink Partners, LLC, or Leerink, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million under a sales agreement prospectus filed as part of the Form S-3.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(18,378)	$(68,620)
Investing activities	(36)	(486)
Financing activities	29,196	(6,550)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,782	$(75,656)

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

During the year ended December 31, 2024, net cash used in operating activities of $18.4 million was primarily due to our net loss of $58.2 million, partially offset by changes in operating assets and liabilities of $31.8 million and net non-cash expenses of $8.1 million.

During the year ended December 31, 2023, net cash used in operating activities of $68.6 million was primarily due to our net loss of $76.4 million and changes in operating assets and liabilities of $1.7 million, partially offset by net non-cash expenses of $9.4 million.

Investing Activities

During the years ended December 31, 2024 and 2023, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $29.2 million consisted of aggregate net proceeds of $25.7 million from the sale and issuance of common stock and prefunded warrants to certain existing accredited investors and Gilead in private placements and aggregate net proceeds of $6.8 million from the sale and issuance of common stock under our ATM offering program, partially offset by repayments of debt principal of $3.3 million under our loan agreement with PacWest and payments on our finance lease for certain lab equipment.

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

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as employee compensation and research and development charges due to, for example, increases in the costs of labor and supplies. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment that may also increase our operating costs in the future.

As of December 31, 2024, we had cash and cash equivalents of $55.3 million. Based on our current operating plans, we anticipate that our cash and cash equivalents as of December 31, 2024, together with the $52.0 million in upfront payments received in the first quarter of 2025 in connection with our collaboration agreement with AbbVie, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. The accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, vilastobart and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our clinical collaboration to further develop vilastobart in combination with atezolizumab, including the cost-sharing arrangements of such collaboration;
●	the timing and amount of cost-sharing payments under our clinical collaboration with Roche for vilastobart;
●	the timing and amount of milestones, option-related fees and other contingent payments under our license agreement with Gilead for XTX301 and our collaboration agreement with AbbVie for tumor-activated immunotherapies;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Adequate additional capital may not be available to us on acceptable terms, or at all. Market volatility resulting from adverse changes in domestic and international fiscal, monetary and other policies and political relations, regional or global conflicts, uncertainty around global economic conditions, instability in the financial markets, current or future pandemics or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or securities convertible into or exchangeable for equity, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt and preferred equity, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require that we issue additional warrants, which could potentially dilute the ownership interest of our existing stockholders.

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

Lease Agreement

We lease building space for our corporate headquarters at 828 Winter Street in Waltham, Massachusetts under a non-cancellable operating lease that expires in March 2030. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. As of December 31, 2024, the remaining required payments for our operating lease, not including the optional extension period, are approximately $9.9 million. For further information regarding our operating lease agreement, please see Note 7, Leases, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other Contractual Obligations

We are party to certain agreements that require us to pay third parties upon achievement of certain development, regulatory or commercial milestones or upon the consummation of specified transactions. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved or upon the consummation of specified transactions that may not occur. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding certain of our license agreements and amounts that could become payable in the future under those agreements, please see Note 6, Collaboration and License Agreements, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

License Revenue

Our license revenue to date is comprised of amounts recognized from our license agreement with Gilead. We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606.

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determined are within the scope of ASC 606, we perform the following five steps: (i) identification of the contract with the customer; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

The promised good or services in our arrangements typically consist of license rights to our intellectual property and research and development services. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration and at each reporting period, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicts the amount expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

Our contracts often include development and regulatory milestone payments. At contract inception and at each reporting period, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

We allocate the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. We must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts we would expect to receive for each performance obligation.

For performance obligations consisting of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Research and Development Expenses and Related Accruals and Prepaid Expenses

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon such evaluation, our chief executive officer and chief financial and operating officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies for Related Person Transactions” and “Director Independence” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-40925	3.1	October 26, 2021
3.2	Second Amended and Restated Bylaws of the Registrant	8-K	001-40925	3.1	April 3, 2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-259973	4.1	October 1, 2021
4.2	Form of Prefunded Warrant	8-K	001-40925	4.1	March 28, 2024
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	001-40925	4.3	March 1, 2022
10.1	2020 Stock Incentive Plan, as amended	S-1	333-259973	10.2	October 1, 2021
10.2	Form of Stock Option Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.3	October 1, 2021
10.3	Form of Restricted Stock Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.4	October 1, 2021
10.4	2021 Stock Incentive Plan	S-1	333-259973	10.5	October 18, 2021
10.5	Form of Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.6	October 18, 2021
10.6	Form of Non-Employee Director Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.7	October 18, 2021
10.7	Form of Restricted Unit Agreement under the 2021 Stock Incentive Plan	8-K	001-40925	10.1	January 3, 2024

10.8	2021 Employee Stock Purchase Plan	S-1	333-259973	10.8	October 18, 2021
10.9	Amended and Restated 2022 Inducement Stock Incentive Plan				*
10.10	Form of Stock Option Agreement under the 2022 Inducement Stock Incentive Plan	10-K	001-40925	10.9	March 2, 2023
10.11	Form of Restricted Stock Unit Agreement under the 2022 Inducement Stock Incentive Plan	10-K	001-40925	10.10	March 2, 2023
10.12#	Employment Agreement, dated September 30, 2021, by and between the Registrant and René Russo	S-1	333-259973	10.15	October 1, 2021
10.13#	Third Amended and Restated Employment Agreement, dated August 3, 2024, by and between the Registrant and Christopher Frankenfield	10-Q	001-40925	10.2	August 8, 2024
10.14#	Employment Agreement, dated September 5, 2023, by and between the Registrant and Kevin Brennan	8-K	001-40925	10.1	September 5, 2023
10.15#	Employment Agreement, dated September 5, 2023, by and between the Registrant and Katarina Luptakova, M.D.	10-K	001-40925	10.18	April 1, 2024
10.16	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-259973	10.20	October 1, 2021
10.17	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-40925	10.6	May 14, 2024
10.18†	Amended and Restated Exclusive License Agreement, dated as of August 16, 2016, by and between the Registrant and City of Hope	S-1	333-259973	10.12	October 1, 2021
10.19†	License Agreement, dated as of September 26, 2016, as amended, by and between the Registrant and WuXi Biologics (Hong Kong) Limited	S-1	333-259973	10.13	October 1, 2021
10.20	Lease, dated as of August 26, 2019, by and between the Registrant and PPF OFF 828-830 Winter Street, LLC	S-1	333-259973	10.14	October 1, 2021
10.21	Securities Purchase Agreement, dated March 28, 2024, among the Registrant and the persons party thereto	8-K	001-40925	10.1	March 28, 2024
10.22	Registration Rights Agreement, dated March 28, 2024, among the Registrant and the persons party thereto	8-K	001-40925	10.2	March 28, 2024
10.23†	License Agreement, dated March 27, 2024, between Xilio Development, Inc. and Gilead Sciences, Inc.	10-Q	001-40925	10.1	May 14, 2024
10.24†	Investor Rights Agreement, dated March 27, 2024, between the Registrant and Gilead Sciences, Inc.	10-Q	001-40925	10.3	May 14, 2024
19	Xilio Therapeutics Insider Trading Policy				*
21.1	Subsidiaries of the Registrant	10-K	001-40925	21.1	April 1, 2024
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
97#	Executive Compensation Clawback Policy	10-K	001-40925	97	April 1, 2024

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

XILIO THERAPEUTICS, INC.

Date: March 11, 2025	By:	/s/ René Russo
René Russo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Russo	President, Chief Executive Officer and Director	March 11, 2025
René Russo	(Principal Executive Officer)

/s/ Christopher Frankenfield	Chief Financial Officer and Chief Operating Officer	March 11, 2025
Christopher Frankenfield	(Principal Financial Officer)

/s/ Kevin Brennan	Senior Vice President, Finance and Accounting	March 11, 2025
Kevin Brennan	(Principal Accounting Officer)

/s/ Paul J. Clancy	Chair of the Board	March 11, 2025
Paul J. Clancy

/s/ Sara M. Bonstein	Director	March 11, 2025
Sara M. Bonstein

/s/ Aoife Brennan	Director	March 11, 2025
Aoife Brennan

/s/ Daniel Curran	Director	March 11, 2025
Daniel Curran

/s/ Robert Ross	Director	March 11, 2025
Robert Ross

/s/ Christina Rossi	Director	March 11, 2025
Christina Rossi

/s/ James Shannon	Director	March 11, 2025
James Shannon /s/ Yuan Xu	Director	March 11, 2025
Yuan Xu

Xilio Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xilio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xilio Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 11, 2025

XILIO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$55,291	$44,704
Prepaid expenses and other current assets	4,943	3,423
Total current assets	60,234	48,127
Restricted cash	1,782	1,587
Property and equipment, net	4,472	5,942
Operating lease right-of-use asset	4,587	5,125
Other non-current assets	—	145
Total assets	$71,075	$60,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,574	$1,050
Accrued expenses	9,981	10,497
Deferred revenue, current portion	13,518	—
Operating lease liability, current portion	1,188	1,047
Note payable, current portion	—	3,315
Other current liabilities	—	48
Total current liabilities	27,261	15,957
Deferred revenue, net of current portion	19,262	—
Operating lease liability, net of current portion	6,954	8,142
Total liabilities	53,477	24,099
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2024 and December 31, 2023; 45,756,773 shares issued and outstanding at December 31, 2024; 27,613,263 shares issued and 27,607,646 shares outstanding at December 31, 2023	5	3
Additional paid-in capital	401,346	362,336
Accumulated deficit	(383,753)	(325,512)
Total stockholders’ equity	17,598	36,827
Total liabilities and stockholders’ equity	$71,075	$60,926

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue
License revenue	$6,344	$—
Total revenue	6,344	—
Operating expenses
Research and development	$41,211	$52,136
General and administrative	24,778	26,997
Restructuring	937	—
Total operating expenses	66,926	79,133
Loss from operations	(60,582)	(79,133)
Other income, net
Other income, net	2,341	2,729
Total other income, net	2,341	2,729
Net loss and comprehensive loss	$(58,241)	$(76,404)
Net loss per share, basic and diluted	$(1.09)	$(2.78)
Weighted average common shares outstanding, basic and diluted	53,511,424	27,496,107

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	27,425,447	$3	$354,752	$(249,108)	$105,647
Issuance of common stock under employee stock purchase plan	140,192	—	194	—	194
Vesting of restricted common stock	39,250	—	—	—	—
Exercise of stock options	2,757	—	8	—	8
Stock-based compensation expense	—	—	7,382	—	7,382
Net loss	—	—	—	(76,404)	(76,404)
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827
Issuance of common stock and prefunded warrants in connection with the Gilead stock purchase agreement, net of issuance costs	9,105,451	1	15,771	—	15,772
Issuance of common stock and prefunded warrants in connection with a private placement, net of issuance costs	1,953,125	—	9,908	—	9,908
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	7,000,000	1	6,824	—	6,825
Issuance of common stock under employee stock purchase plan	76,168	—	68	—	68
Vesting of restricted common stock	5,617	—	—	—	—
Exercise of stock options	8,766	—	5	—	5
Stock-based compensation expense	—	—	6,434	—	6,434
Net loss	—	—	—	(58,241)	(58,241)
Balance at December 31, 2024	45,756,773	$5	$401,346	$(383,753)	$17,598

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(58,241)	$(76,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,644	1,900
Non-cash interest (income) expense	—	157
Stock-based compensation expense	6,434	7,382
Loss on disposal of property and equipment	3	3
Changes in operating assets and liabilities:
Prepaid and other assets	(1,520)	688
Operating lease right-of-use asset	539	460
Accounts payable	1,526	(2,063)
Accrued expenses and other liabilities	(496)	175
Deferred revenue	32,780	—
Operating lease liability	(1,047)	(918)
Net cash used in operating activities	(18,378)	(68,620)
Cash flows from investing activities:
Purchases of property and equipment	(36)	(486)
Net cash used in investing activities	(36)	(486)
Cash flows from financing activities:
Repayments of debt principal	(3,333)	(6,667)
Payments of finance lease	(49)	(85)
Proceeds from issuance of common stock under employee stock purchase plan	68	194
Proceeds from exercise of stock options	5	8
Proceeds from issuance of common stock and prefunded warrants in connection with the Gilead stock purchase agreement, net of issuance costs	15,772	—
Proceeds from issuance of common stock and prefunded warrants in connection with a private placement, net of issuance costs	9,908	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	6,825	—
Net cash provided by (used in) financing activities	29,196	(6,550)
Increase (decrease) in cash, cash equivalents and restricted cash	10,782	(75,656)
Cash, cash equivalents and restricted cash, beginning of period	46,291	121,947
Cash, cash equivalents and restricted cash, end of period	$57,073	$46,291
Supplemental cash flow disclosure:
Cash paid for interest	$62	$573
Supplemental disclosure of non-cash activities:
Transfer of finance lease asset to property and equipment	$85	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$55,291	$44,704
Restricted cash	1,782	1,587
Cash, cash equivalents and restricted cash, end of period	$57,073	$46,291

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of December 31, 2024, the Company had an accumulated deficit of $383.8 million and has incurred significant operating losses, including net losses of $58.2 million and $76.4 million for the years ended December 31, 2024 and 2023, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. As of December 31, 2024, the Company had cash and cash equivalents of $55.3 million. Based on its current operating plans, the Company anticipates that its cash and cash equivalents as of December 31, 2024, together with the $52.0 million in upfront payments received in connection with the collaboration, license and option agreement with AbbVie Group Holdings Limited (“AbbVie Group Holdings”), will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the first quarter of 2026. However, the Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates. In addition, since these amounts are not expected to be sufficient to fund its operations for at least twelve months from the date of issuance of the consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenue and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue, accrued expenses, the valuation of stock-based compensation, including stock options and restricted common stock, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

Segment Information

The Company has one operating and reportable segment, the consolidated Company operations, reflecting the integrated nature of its business focused on discovering and developing tumor-activated I-O therapies. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM allocates resources and assesses performance on a consolidated basis, focused on the Company’s cash resources and an assessment of the probability of success of its ongoing research and development activities. Resource allocation decisions are informed by forecasted cash expenditures and actual expenses incurred to date. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations and comprehensive loss, as the Company’s integrated operating model emphasizes shared resources and centralized decision-making.

All of the Company’s license revenue is generated in the United States and all of the Company’s long-lived assets are held in the United States.

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

The carrying values of the Company’s cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying value of the Company’s outstanding debt as of December 31, 2023 approximates fair value based on the variable interest rate for the borrowings as well as the short duration of the term of the note.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment, and any leased assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets, is recorded. The estimated fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company did not recognize impairment charges during years ended December 31, 2024 and 2023, respectively.

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

Research and Development Costs, Accruals and Prepaid Expenses

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company has entered into, and may in the future enter into, collaboration and licensing agreements that are within the scope of ASC 606, under which the Company has granted licenses to certain of the Company’s product candidates and performs research, development and other services in connection with such arrangements. The terms of these arrangements may include payment of one or more of the following: non-refundable upfront fees; reimbursement of research and development costs; development, regulatory and sales-based milestone payments; and royalties on annual net sales of licensed products.

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

Stock-Based Compensation

The Company issues stock-based awards to employees, directors and non-employees, generally in the form of stock options or restricted stock units. The Company measures employee stock-based compensation based on the grant date fair value of the stock-based awards and recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award, in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, which includes grants of employee stock awards, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values.

There are significant judgments and estimates inherent in the determination of the fair value of stock-based awards. The Company considers the fair value of common stock to be equal to its current share price. The grant date fair value of restricted stock units is estimated to be equal to the closing price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which uses as inputs the estimated fair value of common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. The Company weighs the historical volatility of its own stock price and the historical volatility of a representative group of public companies for the computation of expected volatility used for estimating the fair value of option grants. Annually, the Company will increase the weighting on the historical volatility of its own stock price over the historical volatility of a representative group of public companies until such time as the Company has a sufficient amount of historical information regarding the volatility of its own stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock. The Company recognizes forfeitures as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss consistent with the classification of the award recipient’s salary and related costs or the award recipient’s service payments, as applicable.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. The Company did not have any items of comprehensive income or loss other than net loss for years ended December 31, 2024 and 2023.

Net Loss Per Share

The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, which includes prefunded warrants to purchase common stock and excludes shares of restricted common stock that were not vested during the year ended December 31, 2023 and through the final vesting period that occurred during the year ended December 31, 2024.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, deferred income tax assets and liabilities are recognized based on future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized as income or expense in the period that includes the enactment date and subject to a valuation allowance which is established for any income tax benefits of which future realization is not more likely than not.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. At December 31, 2024 and 2023, the Company had not identified any significant uncertain tax positions.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 during the year ended December 31, 2024, and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024 the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consists of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Laboratory equipment	$5,911	$5,815
Computers and software	183	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Total property and equipment	11,899	11,803
Less: accumulated depreciation	(7,427)	(5,861)
Property and equipment, net	$4,472	$5,942

The Company incurred depreciation and amortization expense related to property and equipment of $1.6 million and $1.8 million for years ended December 31, 2024 and 2023, respectively.

4. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
External research and development	$4,899	$4,867
Personnel-related	4,208	4,690
Professional and consulting fees	743	845
Other	131	95
Total accrued expenses	$9,981	$10,497

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

The Company recognized $0.1 million and $0.7 million of interest expense related to the Loan Agreement for years ended December 31, 2024 and 2023, respectively, which is reflected in other income, net on the consolidated statements of operations and comprehensive loss.

6. Collaboration and License Agreements

License Agreement with Gilead Sciences, Inc.

In March 2024, Xilio Development entered into a license agreement with Gilead Sciences, Inc. (“Gilead”), pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301, the Company’s tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12.

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

In connection with the execution of the license agreement, in March 2024, the Company also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead purchased an aggregate of $25.0 million of the Company’s common stock and prefunded warrants in three private placements. In March 2024, the Company initially issued and sold 6,860,223 shares of common stock to Gilead at a purchase price of $1.97 per share, and the Company received approximately $13.5 million in aggregate gross proceeds. In April 2024, the Company issued and sold an additional 485,250 shares of its common stock at a purchase price of $0.76 per share and prefunded warrants to purchase up to an aggregate of 3,882,450 shares of its common stock at a purchase price of $0.7599 per prefunded warrant, and the Company received approximately $3.3 million in aggregate gross proceeds. In December 2024, the Company issued and sold an additional 1,759,978 shares of its common stock at a purchase price of $1.04 per share and prefunded warrants to purchase up to an aggregate of 6,092,816 shares of its common stock at a purchase price of $1.0399 per prefunded warrant, and the Company received approximately $8.2 million in aggregate gross proceeds. The prefunded warrants are exercisable any time at an exercise price of $0.0001 per share, subject to Gilead not being deemed a beneficial owner of greater than 19.9% of the Company’s common stock upon the exercise of the prefunded warrants.

As of December 31, 2024, the Company has received $55.0 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement and $25.0 million in gross proceeds from private placements under the stock purchase agreement. As of December 31, 2024, the Company is eligible to receive up to $592.5 million in additional contingent payments, which consist of the $75.0 million transition fee and up to $517.5 million in specified development, regulatory and sales-based milestones. Prior to the potential transition fee, $17.5 million of the total additional contingent payments are related to a near-term development milestone. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For purposes of ASC 606, the transaction price of the license agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the license agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of December 31, 2024, as the achievement of the milestones underlying such contingent payments is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the year ended December 31, 2024, the Company recognized license revenue of $6.3 million under the license agreement and the stock purchase agreement. As of December 31, 2024, the Company recorded deferred revenue of $32.8 million, of which $13.5 million was recorded as a current liability on the Company’s consolidated balance sheet. The deferred revenue is expected to be recognized as license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities:

Deferred
Revenue
Deferred revenue as of December 31, 2023	$—
Additions	39,124
License revenue recognized	(6,344)
Deferred revenue as of December 31, 2024	$32,780

Clinical Trial Collaboration with F. Hoffmann-La Roche

In July 2023, the Company and F. Hoffmann-La Roche Ltd. (“Roche”) entered into a clinical trial collaboration (the “Roche Clinical Collaboration”) pursuant to a clinical supply agreement to evaluate vilastobart (XTX101) in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of a Phase 1 dose escalation cohort assessing the combination in patients with advanced solid tumors and a Phase 2 clinical trial assessing the combination in patients with microsatellite stable colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. The Company is responsible for conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to vilastobart.

The Company concluded that the cost-sharing payments from the Roche Clinical Collaboration are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments from the Roche Clinical Collaboration as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. The Company recognized a reduction of research and development expenses of $4.0 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $2.0 million of earned but unpaid cost-sharing payments were recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Amended and Restated Exclusive License Agreement with City of Hope

In August 2016, Xilio Development entered into an amended and restated exclusive license agreement with City of Hope pursuant to which City of Hope granted Xilio Development an exclusive worldwide license to specified patent rights related to the Company’s anti-CTLA-4 monoclonal antibody program.

Under the agreement, the Company issued 24,019 shares of common stock to City of Hope. For the first three licensed products or licensed services to achieve specified development and regulatory milestones, Xilio Development is obligated to pay City of Hope up to $10.3 million in the aggregate per licensed product or licensed service. To date, the Company has made an aggregate of $0.8 million in specified development and regulatory milestone payments to City of Hope related to its anti-CTLA-4 monoclonal antibody program. In addition, subject to specified conditions, Xilio Development is obligated to pay City of Hope tiered royalties in the low single digits on aggregate annual net sales of licensed products or licensed services on a country-by-country basis until the expiration of the last-to-expire patent or patent application licensed from City of Hope covering the applicable licensed product or licensed service in such country. Xilio Development is also obligated to pay City of Hope a portion of any consideration Xilio Development receives for the grant of sublicenses under the agreement in an amount equal to a low double digit percentage of such consideration, subject to specified conditions under that agreement at the time that Xilio Development grants any such sublicense.

The Company incurred costs of $0.5 million related to the payment of specified development milestones under the agreement during the year ended December 31, 2024. The Company incurred no costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2023. Any additional payments that are contingent upon achievement of development and regulatory milestones or upon sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

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

For each product that exploits the rights licensed under the agreement, the Company is obligated to pay WuXi Biologics up to approximately $25.8 million in the aggregate for specified development and regulatory milestones. To date, the Company has made an aggregate of $5.8 million in specified development and regulatory milestone payments to WuXi Biologics related to its anti-CTLA-4 monoclonal antibody program. In addition, subject to specified conditions, the Company is obligated to pay WuXi Biologics tiered royalties in the low to mid-single digits on aggregate annual worldwide net sales of licensed products during the applicable royalty term.

The Company incurred costs of $4.0 million related to specified development milestones under the agreement during the year ended December 31, 2024, of which $3.0 million was recorded in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2024. The Company incurred no costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2023. Any additional payments that are contingent upon the achievement of development and regulatory milestones or sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

7. Leases

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has a right to a five-year option to extend at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of December 31, 2024 and 2023, the Company has a letter of credit for the benefit of its landlord in the amount of $1.8 million and $1.6 million, respectively, collateralized by a money market account, which is recorded as restricted cash on the consolidated balance sheets.

The components of lease expense were as follows:

	Year Ended
	December 31,
	2024	2023
Operating lease cost	$1,225	$1,225
Variable lease cost	1,060	982
Total lease costs	$2,285	$2,207
Finance lease cost:
Amortization of right-of-use asset	$49	$85
Interest on lease liability	1	6

Supplemental balance sheet information related to the leases was as follows (in thousands, except for remaining lease term and discount rates):

	Year Ended
	December 31,
	2024	2023
Operating Lease:
Operating lease right-of-use asset	$4,587	$5,125
Operating lease liability, current portion	$1,188	$1,047
Operating lease liability, net of current portion	$6,954	$8,142
Finance Lease:
Other non-current assets	$—	$134
Other current liabilities	—	48
Other liabilities, long-term	—	—
Weighted-average remaining lease term (in years):
Operating lease	5.2	6.2
Finance lease	—	0.7
Weighted-average discount rate:
Operating lease	8.0%	8.0%
Finance lease	6.9%	6.9%

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,733	$1,683
Financing cash flows from finance leases	49	85

Future minimum lease payments under non-cancellable leases as of December 31, 2024 are as follows:

Operating Lease
2025	$1,785
2026	1,839
2027	1,894
2028	1,951
2029	2,010
Thereafter	506
Total future minimum lease payments	9,985
Present value adjustment	(1,843)
Present value of lease liabilities	$8,142

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

To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

9. Preferred Stock and Common Stock

Undesignated Preferred Stock

As December 31, 2024 and 2023, the Company’s certificate of incorporation, as amended, authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

As of December 31, 2024 and 2023, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

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

“At-the-Market” Offering Program

In November 2022, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250,000,000 of its common stock, preferred stock, debt securities, units and warrants, which the Company may issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264). In November 2022, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company LLC under which the Company could issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $75.0 million under a sales agreement prospectus filed as part of the Form S-3. During the year ended December 31, 2024, the Company issued and sold 7,000,000 shares of its common stock pursuant to the Cowen Sales Agreement at a price of $1.00 per share for aggregate gross proceeds of $7.0 million. In the first quarter of 2025, the Company issued and sold an additional 1,550,000 shares of its common stock pursuant to the Cowen Sales Agreement at a weighted average price of $1.3348 per share for aggregate gross proceeds of approximately $2.1 million. In March 2025, the Company terminated the Cowen Sales Agreement, and the Company entered into a new sales agreement with Leerink Partners, LLC under which the Company may issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million under a sales agreement prospectus filed as part of the Form S-3.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Stock options and unvested restricted stock units	11,328,134	9,456,237
Employee stock purchase plan	901,208	701,244
Prefunded warrants	25,602,707	—
Warrants	2,631	2,631
Total shares reserved for future issuance	37,834,680	10,160,112

10. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the initial public offering in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. As of December 31, 2024, there were 1,938,102 shares of common stock available for future issuance under the 2021 Plan. On January 1, 2025, the number of shares reserved for issuance under the 2021 Plan automatically increased by 2,293,405 shares.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 275,000 shares of common stock under the 2022 Inducement Plan. In November 2024, the number of shares reserved for issuance under the 2022 Inducement Plan was increased by 500,000 shares. As of December 31, 2024, there were 610,600 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). During the years ended December 31, 2024 and 2023, the Company issued 76,168 shares and 140,192 shares, respectively, under the 2021 ESPP. As of December 31, 2024, there were 901,208 shares available for future issuance under the 2021 ESPP. On January 1, 2025, the number of shares reserved for issuance under the 2021 ESPP was increased by 458,681 shares.

Stock-Based Compensation Expense

During the years ended December 31, 2024 and 2023, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees, and share purchases under the 2021 ESPP for employees, which was allocated as follows in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Research and development expense	$1,652	$2,189
General and administrative expense	4,782	5,193
Total stock-based compensation expense	$6,434	$7,382

Stock Options

A summary of stock option activity under the Company’s Stock Incentive Plans is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2023	7,455,795	$5.52	8.0	$—
Granted	2,581,453	$0.86
Exercised	(8,766)	$0.55
Cancelled/forfeited	(1,694,550)	$5.18
Outstanding as of December 31, 2024	8,333,932	$4.15	8.0	$282
Exercisable as of December 31, 2024	4,132,222	$5.90	7.1	$39

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the years ended December 31, 2024 and 2023 was $0.66 per share and $2.02 per share, respectively. The Company satisfies stock option exercises with newly issued shares of common stock. The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2024 and 2023 was less than $0.1 million.

The following assumptions were used in determining the fair value of options granted to employees during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.5 - 4.6%	3.6 - 4.4%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	87.7 -91.5%	81.7 - 87.3%

As of December 31, 2024, the Company had unrecognized stock-based compensation expense of $7.3 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted average period of 1.8 years.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2023	—	$—
Granted	481,500	$0.55
Forfeited	(36,000)	$0.55
Unvested as of December 31, 2024	445,500	$0.55

Restricted Common Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Common Stock	Fair Value
Unvested as of December 31, 2023	5,617	$5.51
Vested	(5,617)	$5.51
Unvested as of December 31, 2024	—	$—

In June 2020, the Company granted 552,546 shares of common stock underlying restricted stock awards, and the Company has not subsequently granted any additional restricted stock awards. The aggregate fair value of the restricted stock awards that vested during the years ended December 31, 2024 and 2023 was less than $0.1 million.

11. Net Loss Per Share

The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes the prefunded warrants issued in connection with the Company’s private placements with certain existing investors and Gilead, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of December 31, 2024, no prefunded warrants have been exercised and 25,602,707 prefunded warrants are outstanding.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive.

	Year Ended
	December 31,
	2024	2023
Unvested restricted common stock	—	5,617
Unvested restricted stock units	445,500	—
Outstanding stock options	8,333,932	7,455,795
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	46,735	68,642
Total common stock equivalents	8,828,798	7,532,685

12. Income Taxes

The Company has not recorded a current or deferred tax provision for years ended December 31, 2024 and 2023. The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2024	2023
Tax effected at statutory rate	21.0%	21.0%
State taxes	7.4	6.5
Stock-based compensation	(1.0)	(1.4)
Non-deductible expenses	(1.2)	(0.8)
Federal research and development credits	4.0	3.5
Change in valuation allowance	(30.2)	(28.8)
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Federal net operating loss carryforwards	$51,548	$43,953
State net operating loss carryforwards	13,745	11,433
Capitalized research and development expenditures	28,934	24,485
Research and development credit carryforwards	13,149	10,359
Lease liability	2,224	2,510
Deferred revenue	2,089	—
Accruals and reserves	151	210
Intangible assets	1,777	1,793
Stock-based compensation	1,362	1,213
Total deferred tax assets:	114,979	95,956
Valuation allowance	(112,522)	(92,978)
Subtotal	2,457	2,978
Deferred tax liabilities:
Property and equipment	(1,204)	(1,578)
Right of use asset	(1,253)	(1,400)
Total deferred tax liabilities	(2,457)	(2,978)
Net deferred tax assets	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2024, the valuation allowance increased by $19.5 million primarily due to the Company’s book loss and capitalized research and development expenditures reported in the period and the generation of additional research and development credits.

As of December 31, 2024, the Company had $245.5 million and $217.5 million of federal and state operating loss carryforwards, respectively. Of the federal net operating loss carryovers, $240.6 million are not subject to expiration and the remaining federal and state net operating loss carryovers begin to expire in 2035. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2024, the Company had federal and state research and development credit carryovers of $10.2 million and $3.8 million, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s net operating loss (“NOL”) carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 of the Code results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. In the second quarter of 2024, the Company had an ownership change as defined by Section 382 and Section 383 of the Code. As a result, if the Company earns net taxable income, its ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to the Company and could have an adverse effect on its future results of operations.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2024, and 2023, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2024, and 2023, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

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

The Company’s tax returns remain open to examination by the Internal Revenue Service and the Commonwealth of Massachusetts for the years ended December 31, 2021 to December 31, 2023. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier periods are also subject to examination. The Company is currently not subject to any examinations by the Internal Revenue Service or any other tax authorities for any tax years.

13. 401(k) Plan

The Company maintains a defined contribution savings plan for employees that is defined to qualify under Section 401(k) of the Internal Revenue Code, as amended, (the “401(k) Plan”) in which substantially all employees are eligible to participate. Under the 401(k) Plan, all employees who meet minimum age and service requirements may elect to defer a portion of their annual compensation on a pre-tax basis or post-tax basis, up to the maximum amount prescribed by statute. For each participating employee, the Company makes matching contributions equal to 100% of the first 3% of compensation contributed, plus 50% of the next 2% of compensation contributed, for a maximum of up to 4% of the employee’s eligible compensation. Matching contributions are fully vested at the time of contribution. The Company incurred expenses related to matching contributions on behalf of employees to the 401(k) Plan of $0.6 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively.

14. Subsequent Events

Collaboration, License and Option Agreement and Issuance of Common Stock

On February 10, 2025, Xilio Development entered into a collaboration, license and option agreement with AbbVie Group Holdings for up to four programs leveraging the Company’s proprietary tumor-activation technology and platform, consisting of (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target, and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation and (ii) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy.

Under the collaboration, license and option agreement, the Company received an upfront cash payment of $42.0 million in February 2025. In addition, the Company will be eligible to receive up to approximately $2.1 billion in additional contingent payments and tiered royalties ranging in the mid to high single digits on annual global net product sales.

In connection with the execution of the collaboration, license and option agreement, on February 10, 2025, the Company entered into a stock purchase agreement with AbbVie Inc. pursuant to which the Company issued and sold 4,347,826 shares of its common stock to AbbVie Inc. in a private placement at a purchase price of $2.30 per share for an aggregate purchase price of $10.0 million.