Form 10-Q
period 2025-03-31
Xilio Therapeutics, Inc.
filed 2025-05-08
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on May 5, 2025: 51,782,273

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern;
●	our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	the initiation, timing, progress and results of our research and development programs, including preclinical studies and clinical trials;
●	the potential advantages and benefits of our current and future product candidates, including our beliefs regarding the potential benefits of our current and future product candidates in combination with other agents;
●	our strategic plans to research, develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our ability to identify additional products, product candidates or technologies with significant potential that are consistent with our research, development and commercial objectives;
●	our manufacturing capabilities and strategy, including our reliance on third parties to manufacture our current or future product candidates;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
●	the timing of and our ability to submit investigational new drug applications or biologic license applications for, and, if cleared or approved, maintain such regulatory applications or approvals for our product candidates;
●	our commercialization and marketing capabilities and strategy related to our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	developments relating to or impacting our competitors and our industry, including the impact of current or future government laws and regulations on us, third parties with whom we do business and our industry;

●	the impact of current or future government laws and regulations on us or third parties with whom we do business and our industry;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our collaboration agreement with AbbVie Group Holdings Limited, or AbbVie, our license agreement with Gilead Sciences, Inc., or Gilead, and our clinical collaboration with F. Hoffmann-La Roche Ltd;
●	our expectations regarding milestones, option-related fees and other contingent payments under our collaboration agreement with AbbVie and our license agreement with Gilead;
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act; and
●	the impact of general economic conditions, including inflation and the imposition of new or revised global trade tariffs.

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

Availability of Other Information About Xilio Therapeutics, Inc.

Investors and others should note that we communicate with our investors and the public using our company website (www.xiliotx.com), including but not limited to investor presentations and scientific presentations, filings with the U.S. Securities and Exchange Commission, press releases, public conference calls and webcasts. You can also connect with us on LinkedIn. The information that we post on these channels and websites could be deemed to be material information. As a result, we encourage investors, the media and others interested in our company to review the information that we post on these channels, including our investor relations website, on a regular basis. This list of channels may be updated from time to time on our investor relations website (ir.xiliotx.com) and may include other social media channels than the ones described above. The contents of our website or these channels, or any other website that may be accessed from our website or these channels, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$89,073	$55,291
Prepaid expenses and other current assets	4,127	4,943
Total current assets	93,200	60,234
Restricted cash	1,788	1,782
Property and equipment, net	4,289	4,472
Operating lease right-of-use asset	4,439	4,587
Total assets	$103,716	$71,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,275	$2,574
Accrued expenses	3,883	9,981
Deferred revenue, current portion	40,253	13,518
Operating lease liability, current portion	1,226	1,188
Total current liabilities	47,637	27,261
Deferred revenue, net of current portion	38,741	19,262
Operating lease liability, net of current portion	6,638	6,954
Total liabilities	93,016	53,477
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 51,775,264 shares issued and outstanding at March 31, 2025; 45,756,773 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	407,713	401,346
Accumulated deficit	(397,018)	(383,753)
Total stockholders’ equity	10,700	17,598
Total liabilities and stockholders’ equity	$103,716	$71,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Collaboration and license revenue	$2,930	$—
Total revenue	2,930	—
Operating expenses
Research and development	$8,266	$10,400
General and administrative	8,515	6,139
Restructuring	—	948
Total operating expenses	16,781	17,487
Loss from operations	(13,851)	(17,487)
Other income, net
Other income, net	586	284
Total other income, net	586	284
Net loss and comprehensive loss	$(13,265)	$(17,203)
Net loss per share, basic and diluted	$(0.18)	$(0.62)
Weighted average common shares outstanding, basic and diluted	74,700,364	27,912,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2024	45,756,773	$5	$401,346	$(383,753)	$17,598
Issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	4,347,826	—	2,810	—	2,810
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	1,550,000	—	2,017	—	2,017
Vesting of restricted stock units	111,375	—	—	—	—
Exercise of stock options	9,290	—	5	—	5
Stock-based compensation expense	—	—	1,535	—	1,535
Net loss	—	—	—	(13,265)	(13,265)
Balance at March 31, 2025	51,775,264	$5	$407,713	$(397,018)	$10,700

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827
Issuance of common stock in connection with the Gilead stock purchase agreement, net of issuance costs	6,860,223	—	4,308	—	4,308
Vesting of restricted common stock	4,777	—	—	—	—
Stock-based compensation expense	—	—	1,833	—	1,833
Net loss	—	—	—	(17,203)	(17,203)
Balance at March 31, 2024	34,472,646	$3	$368,477	$(342,715)	$25,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,265)	$(17,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	497	443
Stock-based compensation expense	1,535	1,833
Changes in operating assets and liabilities:
License agreement receivable	—	(30,000)
Prepaid and other assets	816	(1,782)
Operating lease right-of-use asset	148	127
Accounts payable	(590)	(305)
Accrued expenses and other liabilities	(6,098)	(2,495)
Deferred revenue	46,213	39,124
Operating lease liability	(278)	(244)
Net cash provided by (used in) operating activities	28,978	(10,502)
Cash flows from investing activities:
Purchases of property and equipment	(22)	—
Net cash used in investing activities	(22)	—
Cash flows from financing activities:
Repayments of debt principal	—	(3,333)
Payments of finance lease	—	(21)
Proceeds from exercise of stock options	5	—
Proceeds from issuance of common stock in connection with the Gilead stock purchase agreement, net of issuance costs	—	4,308
Proceeds from issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	2,810	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	2,017	—
Net cash provided by financing activities	4,832	954
Increase (decrease) in cash, cash equivalents and restricted cash	33,788	(9,548)
Cash, cash equivalents and restricted cash, beginning of period	57,073	46,291
Cash, cash equivalents and restricted cash, end of period	$90,861	$36,743
Supplemental cash flow disclosure:
Cash paid for interest	$—	$62
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$292	$21
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$89,073	$33,980
Restricted cash	1,788	2,763
Cash, cash equivalents and restricted cash, end of period	$90,861	$36,743

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

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of March 31, 2025, the Company had an accumulated deficit of $397.0 million and has incurred significant operating losses, including net losses of $13.3 million and $17.2 million for the three months ended March 31, 2025 and 2024, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. As of March 31, 2025, the Company had cash and cash equivalents of $89.1 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of March 31, 2025 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the first quarter of 2026. However, the Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates. In addition, since these amounts are not expected to be sufficient to fund its operations for at least twelve months from the date of issuance of the accompanying condensed consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2025 and the results of its operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc. (“Xilio Development”), a Delaware corporation, and Xilio Securities Corporation, a Massachusetts security corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Segments

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

All of the Company’s collaboration and license revenue is generated in the United States and all of the Company’s long-lived assets are held in the United States.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consists of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Laboratory equipment	$6,225	$5,911
Computers and software	—	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Total property and equipment	12,030	11,899
Less: accumulated depreciation	(7,741)	(7,427)
Property and equipment, net	$4,289	$4,472

The Company recognized depreciation and amortization expense related to property and equipment of $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

4. Accrued Expenses

Accrued expenses consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
External research and development	$1,025	$4,899
Personnel-related	1,425	4,208
Professional and consulting fees	1,265	743
Other	168	131
Total accrued expenses	$3,883	$9,981

5. Collaboration and License Agreements

Collaboration, License and Option Agreement with AbbVie

In February 2025, Xilio Development entered into a collaboration, license and option agreement (the “Collaboration Agreement”) with AbbVie Group Holdings (“AbbVie”) for up to four programs leveraging the Company’s proprietary tumor-activation technology and platform, consisting of (i) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy (the “Collaboration Program”) and (ii) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target (“Initial Option Program”), and (b) subject to the terms of the Collaboration Agreement, up to two additional programs (each, an “Additional Option Program” and together with the Initial Option Program, the “Option Programs”).

In connection with the Collaboration Program, Xilio Development is responsible for conducting all preclinical development through lead generation (“Collaboration Program Services”). For the Initial Option Program, AbbVie’s option right is exercisable beginning on the effective date of the Collaboration Agreement, and for each Additional Option Program, AbbVie’s option right is exercisable following delivery of written notice of nomination of such Additional Option Program. During the three-year period following the effective date of the Collaboration Agreement, AbbVie has the right to initiate up to two Additional Option Programs by (a) selecting an initial target and backup target for each such Additional Option Program (excluding the target known as prostate-specific membrane antigen and any other target for which Xilio Development has completed specified activities prior to lead selection) and (b) paying Xilio Development an additional program nomination fee for each Additional Option Program. For each Option Program, prior to option exercise, Xilio Development is responsible for conducting preclinical discovery and development up to the completion of investigational new drug application (“IND”) enabling studies, subject to AbbVie paying Xilio Development option extension fees upon completion of specified stages of preclinical discovery and development (“Option Program Services”).

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

In addition, on an Option Program-by-Option Program basis, prior to the initiation of specified activities related to lead optimization and selection for the initial target for such Option Program, AbbVie has a one-time right to substitute the initial target with the backup target agreed upon by the parties at the time of Option Program initiation, subject to the payment by AbbVie of a one-time substitution fee with respect to such substituted target and the other terms of the Collaboration Agreement.

In connection with the execution of the Collaboration Agreement, in February 2025, the Company also entered into a stock purchase agreement with AbbVie Inc. pursuant to which the Company issued and sold 4,347,826 shares of its common stock to AbbVie Inc. in a private placement at a purchase price of $2.30 per share for an aggregate purchase price of $10.0 million.

As of March 31, 2025, the Company has received $52.0 million in payments under the AbbVie agreements, consisting of a $42.0 million upfront cash payment under the Collaboration Agreement and $10.0 million in gross proceeds from the private placement under the stock purchase agreement. In addition, as of March 31, 2025, the Company is eligible to receive up to approximately $2.1 billion in additional contingent payments under the Collaboration Agreement, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the Option Programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all Option Programs and the Collaboration Program. In addition, the Company is eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for the Option Program and is eligible to receive tiered royalties ranging in the mid-single digits on annual global net product sales for the Collaboration Program.

The Company considered the criteria of ASC 606, Revenue from Contracts with Customers (“ASC 606”) for combining contracts and determined the Collaboration Agreement and the stock purchase agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The Company accounted for the common stock issued to AbbVie Inc. based on the fair market value of the common stock on the date of issuance. The fair market value of the common stock issued to AbbVie Inc. was $2.9 million, based on the closing price of the Company’s common stock on the date of issuance, resulting in a $7.1 million premium. The Company determined that the premium paid by AbbVie Inc. for the common stock purchased should be attributed to the transaction price of the Collaboration Agreement.

The Company determined that the Collaboration Agreement represents a contract with a customer within the scope of ASC 606 and identified the following promises under the Collaboration Agreement: (i) the exclusive license granted to AbbVie related to the Collaboration Program, (ii) the Collaboration Program Services and (iii) the Option Program Services for the Initial Option Program. In addition, the Company identified several customer options that were evaluated to determine if such options represented material rights, each of which would be considered a performance obligation at contract inception only if the option provides a material right to AbbVie that it would not receive without entering into that contract.

The Company determined that the exclusive license and development services related to the Collaboration Program Services were not capable of being distinct on the basis that the services to be provided by Xilio Development are specialized in nature, specifically with respect to its specialized expertise in developing masked antibody-based immunotherapies and the Company’s proprietary platform for tumor-activated biologics. Accordingly, the Company concluded that these promises should be a combined performance obligation consisting of the exclusive license and the development services for the Collaboration Program Services. As such, the Company identified the following performance obligations at contract inception: (i) the performance obligation consisting of the exclusive license and the Collaboration Program Services (the “Collaboration Program Performance Obligation”); (ii) the Option Program Services for the Initial Option Program (the “Initial Option Program Performance Obligation”); (iii) a material right to receive an exclusive license to the Initial Option Program; (iv) a material right to receive additional services related to the Initial Option Program; and (v) a material right related to AbbVie’s one-time right to substitute the initial target with the backup target for the Initial Option Program.

For purposes of ASC 606, the transaction price at the outset of the arrangement was determined to be $49.1 million, which consisted of the upfront cash payment of $42.0 million under the Collaboration Agreement and the $7.1 million premium on the sale of common stock to AbbVie Inc. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of March 31, 2025, as the achievement of the milestones underlying such contingent payments is based on either the Company or AbbVie’s ability to execute under the development plan which is not certain at contact inception. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company allocated the transaction price to the performance obligations on a relative selling price basis as follows: (i) $32.4 million related to the Collaboration Program Performance Obligation; (ii) $6.9 million related to the Initial Option Program Performance Obligation; (iii) $8.2 million related to the material right to receive an exclusive license to the Initial Option Program; (iv) $1.1 million related to the material right to receive additional services related to the Initial Option Program; and (v) $0.5 million related to the material right for AbbVie’s one-time right to substitute the initial target with the backup target for the Initial Option Program. The Company determined the estimated standalone selling price for the licenses using an adjusted market assessment approach, whereby the Company adjusted a comparable transaction previously entered into by the Company and comparable third-party transactions to reflect the stage of development of the Company’s assets under the Collaboration Agreement.  The Company determined the estimated standalone selling price for services based on estimated costs to be incurred plus a reasonable margin.  The Company determined the estimated standalone selling price for material rights by estimating the standalone selling price of the underlying performance obligations included in the material right and estimating the probability that AbbVie will exercise such material right.

Revenue associated with the Collaboration Program Performance Obligation and the Initial Option Program Performance Obligation are recognized as the underlying services are provided as control is transferred over time. The Company measures progress based on the amount of costs incurred relative to the total costs expected to fulfill the combined performance obligation. In management’s judgment, this input method is the best measure of progress towards satisfying the combined performance obligation and reflects a faithful depiction of the transfer of goods and services.  Revenue associated with the material rights will be recognized upon expiry if the option is not exercised.  If the material right is exercised, the Company will evaluate the performance obligations underlying the option exercised and recognize the amount allocated to the material right and any additional consideration over the appropriate recognition period associated with the underlying performance obligations.

During the three months ended March 31, 2025, the Company recognized collaboration revenue of $0.7 million under the Collaboration Agreement and the stock purchase agreement. As of March 31, 2025, the Company recorded deferred revenue of $48.4 million, of which $25.6 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as revenue through at least 2026 depending on (i) the timing of services being provided for the Collaboration Program and the Initial Option Program and (ii) the timing of AbbVie’s exercise or expiration of the material rights.

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

In connection with the execution of the license agreement, in March 2024, the Company also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead purchased $25.0 million of the Company’s common stock and prefunded warrants in three private placements, consisting of an aggregate of 9,105,451 shares of common stock and prefunded warrants to purchase up to an aggregate of 9,975,266 shares of its common stock. The prefunded warrants are exercisable any time at an exercise price of $0.0001 per share, subject to Gilead not being deemed a beneficial owner of greater than 19.9% of the Company’s common stock upon the exercise of the prefunded warrants.

As of March 31, 2025, the Company has received $55.0 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement and $25.0 million in gross proceeds from private placements under the stock purchase agreement. As of March 31, 2025, the Company is eligible to receive up to $592.5 million in additional contingent payments, which consist of the $75.0 million transition fee and up to $517.5 million in specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $17.5 million of the total additional contingent payments are related to a near-term development milestone. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For purposes of ASC 606, the transaction price of the license agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the license agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of March 31, 2025, as the achievement of the milestones underlying such contingent payments is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the three months ended March 31, 2025, the Company recognized collaboration and license revenue of $2.2 million under the license agreement and the stock purchase agreement with Gilead. During the three months ended March 31, 2024, the Company did not recognize any collaboration and license revenue under the license agreement and the stock purchase agreement with Gilead As of March 31, 2025, the Company recorded deferred revenue under the license agreement and the stock purchase agreement of $30.6 million, of which $14.7 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

	Gilead	AbbVie	Total
Deferred revenue as of December 31, 2024	$32,780	$—	$32,780
Additions	—	49,144	49,144
Collaboration and license revenue recognized	(2,190)	(740)	(2,930)
Deferred revenue as of March 31, 2025	$30,590	$48,404	$78,994

Clinical Trial Collaboration with F. Hoffmann-La Roche Ltd

In July 2023, the Company and F. Hoffmann-La Roche Ltd (“Roche”) entered into a clinical trial collaboration pursuant to a clinical supply agreement to evaluate vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of Phase 1 dose escalation assessing the combination in patients with advanced solid tumors and Phase 2 assessing the combination in patients with microsatellite stable colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. The Company is responsible for conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to vilastobart.

The Company concluded that the cost-sharing payments under the clinical supply agreement are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments under the clinical supply agreement as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. The Company recognized a reduction of research and development expense of $2.0 million during each of the three months ended March 31, 2025 and 2024. As of each of March 31, 2025 and 2024, $2.0 million of earned but unpaid cost-sharing payments were included in prepaid expenses and other current assets of the Company’s condensed consolidated balance sheets.

6. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of March 31, 2025 and December 31, 2024, the Company had a letter of credit for the benefit of its landlord in the amount of $1.8 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

7. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share under its certificate of incorporation, as amended.

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

“At-The-Market” Offering Program

In November 2022, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company could issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264) (the “Prior S-3 Shelf”). In November 2022, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company LLC under which the Company could issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $75.0 million under a sales agreement prospectus filed as part of the Prior S-3 Shelf. During the year ended December 31, 2024, the Company issued and sold 7,000,000 shares of its common stock pursuant to the Cowen Sales Agreement at a price of $1.00 per share for aggregate gross proceeds of $7.0 million. During the three months ended March 31, 2025, the Company issued and sold an additional 1,550,000 shares of its common stock pursuant to the Cowen Sales Agreement at a weighted average price of $1.3348 per share for aggregate gross proceeds of approximately $2.1 million. In March 2025, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703) (the “New S-3 Shelf”). In March 2025, the Company terminated the Cowen Sales

Agreement, and the Company entered into a new sales agreement with Leerink Partners, LLC (the “Leerink Sales Agreement”), under which the Company may issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million. Prior to the effectiveness of the New S-3 Shelf, the offering of shares under the Leerink Sales Agreement was registered under the Prior S-3 Shelf. In connection with the effectiveness of the New S-3 Shelf, the registration of such offering under the Prior S-3 Shelf was terminated and such offering was registered under the New S-3 Shelf.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock underlying the securities issued below as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Stock options and unvested restricted stock units	14,000,874	11,328,134
Employee stock purchase plan	1,359,889	901,208
Prefunded warrants	25,602,707	25,602,707
Warrants	2,631	2,631
Total shares reserved for future issuance	40,966,101	37,834,680

8. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2021 Plan automatically increased by 2,293,405 shares. As of March 31, 2025, there were 2,217,457 shares of common stock available for future issuance under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 275,000 shares of the Company’s common stock for issuance under the 2022 Inducement Plan. In November 2024, the number of shares reserved for issuance under the 2022 Inducement Plan increased by 500,000 shares. In March 2025, the number of shares reserved for issuance under the 2022 Inducement Plan increased by an additional

500,000 shares. As of March 31, 2025, there were 592,200 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). On January 1, 2025, the number of shares reserved for issuance under the 2021 ESPP was increased by 458,681 shares. As of March 31, 2025, there were 1,359,889 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three months ended March 31, 2025 and 2024, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development expense	$389	$506
General and administrative expense	1,146	1,327
Total stock-based compensation expense	$1,535	$1,833

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2024	8,333,932	$4.15	8.0	$282
Granted	2,852,630	$0.95
Exercised	(9,290)	$0.61
Forfeited	(320,180)	$1.88
Outstanding as of March 31, 2025	10,857,092	$3.38	8.1	$59
Exercisable as of March 31, 2025	4,529,651	$5.75	6.6	$19

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2025 and 2024 was $0.74 per share and $0.41 per share, respectively. The following assumptions were used in determining the fair value of options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.4%	3.9%
Expected dividend yield	0%	0%
Expected term (in years)	6.0 - 6.1	6.0
Expected volatility	94.5 - 95.6%	87.7%

As of March 31, 2025, the Company had unrecognized stock-based compensation expense of $6.0 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.4 years.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2024	445,500	$0.55
Granted	—	$—
Vested	(111,375)	$0.55
Forfeited	—	$—
Unvested as of March 31, 2025	334,125	$0.55

For each of the three months ended March 31, 2025 and 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of March 31, 2025, the Company had unrecognized stock-based compensation expense of $0.2 million related to these restricted stock units, which is expected to be recognized over 2.8 years.

9. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes the prefunded warrants issued in connection with the Company’s private placements with certain existing investors and Gilead, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of March 31, 2025, no prefunded warrants have been exercised and 25,602,707 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Unvested restricted common stock	—	840
Unvested restricted stock units	334,125	481,500
Outstanding stock options	10,857,092	7,584,651
Warrants	2,631	2,631
Unvested employee stock purchase plan shares	45,504	48,201
Total common stock equivalents	11,239,352	8,117,823

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated, or masked, immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to advance a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including masked antibodies, bispecifics, cytokines and immune cell engagers. Current I-O therapies have curative potential for patients with cancer. However, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. To date, we have presented data across our clinical-stage programs showing clinical validation for our tumor-activation platform. Our most advanced clinical-stage product candidates are vilastobart, an Fc-enhanced, tumor-activated, anti-CTLA-4 monoclonal antibody, or mAb, and XTX301, a tumor-activated, engineered interleukin 12, or IL-12, therapy. We are currently advancing clinical development for vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 2 clinical trial in patients with metastatic microsatellite stable colorectal cancer, or MSS CRC, under a co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd, or Roche. In January 2025, we announced initial data from the ongoing Phase 2 clinical trial, and we plan to report additional data from the Phase 2 clinical trial, including additional response assessments and further follow-up on the previously reported data, at the 2025 American Society of Clinical Oncology Annual Meeting. XTX301 is currently advancing in clinical development in a Phase 1 clinical trial in patients with advance solid tumors under our exclusive license agreement with Gilead Sciences, Inc., or Gilead. In addition to our clinical-stage product candidates, we are leveraging our proprietary tumor-activation platform to advance multiple preclinical programs for a masked PD-1/IL-2 bispecific and masked T cell engager molecules.

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

Under the agreement, we have received $52.0 million in total upfront payments, consisting of a cash payment of $42.0 million and an equity investment of $10.0 million in our common stock at a purchase price of $2.30 per share. In addition, we will be eligible to receive up to approximately $2.1 billion in additional contingent payments, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the option programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all option programs and the collaboration program. In addition, we are eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for the option program and tiered royalties ranging in the mid-single digits on annual global net product sales for the collaboration program.

Subject to the terms, conditions and specified exceptions set forth in the agreement, until the agreement is terminated or expires with respect to an option program or the collaboration program, we have agreed to work exclusively with AbbVie with respect to the target for (i) each option program and (ii) the collaboration program. In addition, we have agreed to work exclusively with AbbVie with respect to the backup target for each option program until the expiration of the applicable target substitution period. Unless earlier terminated in accordance with its terms, the agreement will expire upon expiration of the last royalty term for the last licensed product. AbbVie may terminate the agreement for convenience upon specified time periods. On an option program-by-option program basis, if AbbVie elects not to pay the applicable option extension fee following completion of each stage of preclinical development, or if AbbVie elects not to exercise its option right and pay the option exercise fee for the applicable option program, then the agreement will automatically terminate with respect to such option program. Subject to the terms and specified exceptions set forth in the agreement, either party may terminate the agreement for the other party’s uncured material breach or insolvency.

Stock Purchase Agreement and Investor Rights Agreement with AbbVie Inc.

In connection with the execution of the collaboration, license and option agreement, on February 10, 2025, we entered into a stock purchase agreement with AbbVie Inc. pursuant to which we issued and sold 4,347,826 of our shares of common stock to AbbVie Inc. in a private placement at a purchase price of $2.30 per share for an aggregate purchase price of $10.0 million. The stock purchase agreement contains customary terms and conditions, including closing conditions, mutual representations, warranties and covenants for each of us and AbbVie Inc. In addition, pursuant to the terms of an investor rights agreement entered into by and between us and AbbVie Inc. in connection with the stock purchase agreement, AbbVie

Inc. agreed to certain transfer and standstill restrictions. In addition, AbbVie Inc. is entitled to certain registration rights with respect to the shares issued pursuant to the stock purchase agreement following termination of the transfer restrictions. We and AbbVie Inc. each granted the other party customary indemnification rights in connection with the registration of the shares issued pursuant to the stock purchase agreement.

Liquidity and Going Concern Overview

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; a debt financing; our initial public offering, or IPO, of common stock in October 2021; upfront payments under our collaboration and license agreements with AbbVie and Gilead; and sales of common stock through at-the-market, or ATM, offerings. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

Since inception, we have incurred significant operating losses, including net losses of $13.3 million and $17.2 million for the three months ended March 31, 2025 and 2024, respectively, and a net loss of $58.2 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $397.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of March 31, 2025, we had cash and cash equivalents of $89.1 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2025 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. Since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which in the near term primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. For more information, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. For the foreseeable future, we expect substantially all of our revenue, if any, would be generated from our collaboration and license agreements with AbbVie and Gilead. For more information on our collaboration, license and option agreement with AbbVie and our license agreement with Gilead, please see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

At this time, we cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

●	the scope, timing, costs and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	our ability to maintain our current research and development programs;
●	our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
●	our ability to hire and retain key research and development personnel;
●	the costs associated with the development of any additional product candidates we acquire or develop through collaborations, partnerships, licenses or similar transactions;
●	our successful enrollment in and completion of clinical trials;

●	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;
●	our receipt of regulatory approvals from applicable regulatory authorities;
●	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
●	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
●	the continued acceptable safety profiles of the product candidates following approval, if any;
●	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;
●	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved; and
●	general economic conditions, including inflation and the imposition of new or revised global trade tariffs.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Revenue
Collaboration and license revenue	$2,930	$—	$2,930
Total revenue	2,930	—	2,930
Operating expenses
Research and development	$8,266	$10,400	$(2,134)
General and administrative	8,515	6,139	2,376
Restructuring	—	948	(948)
Total operating expenses	16,781	17,487	(706)
Loss from operations	(13,851)	(17,487)	3,636
Other income, net
Other income, net	586	284	302
Total other income, net	586	284	302
Net loss	$(13,265)	$(17,203)	$3,938

Collaboration and License Revenue

We recognized $2.9 million in collaboration and license revenue for the three months ended March 31, 2025 under the collaboration, license and option agreement and stock purchase agreement with AbbVie and the license agreement and stock purchase agreement with Gilead. We did not recognize any collaboration and license revenue for the three months ended March 31, 2024 under our agreements with AbbVie and Gilead, as we entered into those agreements in February 2025 and March 2024, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
vilastobart	$(193)	$(523)	$330
XTX301	979	1,215	(236)
XTX501	469	—	469
XTX202	52	3,164	(3,112)
Other early programs and indirect research and development	2,375	1,698	677
Personnel-related	4,584	4,846	(262)
Total research and development expenses	$8,266	$10,400	$(2,134)

Research and development expenses decreased by $2.1 million from $10.4 million for the three months ended March 31, 2024 to $8.3 million for the three months ended March 31, 2025. The changes in research and development expenses were primarily due to the following:

●	vilastobart costs, which include $2.0 million of cost-sharing payments earned under our Roche clinical collaboration during both the three months ended March 31, 2025 and 2024, and which were recorded as a reduction in research and development expenses, increased by $0.3 million, primarily driven by an increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab;
●	XTX301 costs decreased by $0.2 million, primarily driven by a $0.1 million decrease in manufacturing activities and a $0.1 million decrease in clinical development activities related to our ongoing Phase 1 clinical trial;
●	XTX501 costs, which were not separately tracked during the three months ended March 31, 2024 as we had not begun performing IND-enabling studies, increased by $0.5 million primarily due to manufacturing activities related to IND-enabling studies;
●	XTX202 costs decreased by $3.1 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202 as a monotherapy;
●	other early programs and indirect research and development costs increased by $0.7 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs decreased by $0.3 million, primarily driven by a $0.2 million decrease in salaries, bonuses and benefits due to lower research and development headcount and a $0.1 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Personnel-related	$4,444	$3,575	$869
Professional and consulting fees	3,238	1,662	1,576
Facility-related and other general and administrative expenses	833	902	(69)
Total general and administrative expenses	$8,515	$6,139	$2,376

General and administrative expenses increased by $2.4 million from $6.1 million for the three months ended March 31, 2024 to $8.5 million for the three months ended March 31, 2025. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs increased by $0.9 million, primarily driven by a $0.5 million increase in salaries, bonuses and benefits due to higher general and administrative headcount and a $0.5 million increase in recruiting and other personnel-related costs, partially offset by a $0.2 million decrease in stock-based compensation;
●	professional and consulting fees increased by $1.6 million, primarily driven by an increase in legal fees and other professional costs; and
●	facility-related and other general and administrative expenses decreased by $0.1 million, primarily driven by a decrease in costs related to directors’ and officers’ liability insurance.

Restructuring

We did not recognize any restructuring expenses for the three months ended March 31, 2025. We recognized $0.9 million in restructuring expenses for the three months ended March 31, 2024. The restructuring expenses were associated with our workforce reduction in March 2024 and consisted of employee severance, benefits continuation and outplacement service costs.

Other Income, Net

Other income, net, increased by $0.3 million from $0.3 million for the three months ended March 31, 2024 to $0.6 million for the three months ended March 31, 2025. The increase in other income, net, was primarily due to an increase in interest income earned on our cash and cash equivalents due to a higher average cash balance.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; a debt financing; our IPO; our collaboration and license agreements with AbbVie and Gilead; and sales of common stock through ATM offerings. Through March 31, 2025, we have received an aggregate of $491.8 million in gross proceeds from such transactions, including $224.5 million in gross proceeds from the sale and issuance of preferred units and convertible preferred stock, $10.0 million in gross proceeds from our debt financing with PacWest, $129.9 million in gross proceeds from our IPO, $72.0 million in upfront cash payments under our collaboration and license agreements with AbbVie and Gilead, $46.3 million in gross proceeds from the sale and issuance of common stock and prefunded warrants to certain existing accredited investors, Gilead and AbbVie in private placements and $9.1 million in gross proceeds from the sale and issuance of common stock through our ATM offerings. As of March 31, 2025, we had cash and cash equivalents of $89.1 million.

In November 2022, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we could issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264), or the Prior S-3 Shelf. In November 2022, we entered into a sales agreement, or the Cowen Sales Agreement, with Cowen and Company LLC under which we could issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $75.0 million under a sales agreement prospectus filed as part of the Prior S-3 Shelf. During the year ended December 31, 2024, we issued and sold 7,000,000 shares of our common stock pursuant to the Cowen Sales Agreement at a price of $1.00 per share for aggregate gross proceeds of $7.0 million. During the three months ended March 31, 2025, we issued and sold an additional 1,550,000 shares of our common stock pursuant to the Cowen Sales Agreement at a weighted average price of $1.3348 per share for aggregate gross proceeds of approximately $2.1 million. In March 2025, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703), or the New S-3 Shelf. In March 2025, we terminated the Cowen Sales Agreement and we entered into a new sales agreement with Leerink Partners, LLC, or the Leerink Sales Agreement, under which we may issue and sell shares of our common stock from time to time at an aggregate offering price of up to $50.0 million. Prior to the effectiveness of the New S-3 Shelf, the offering of shares under the Leerink Sales Agreement was registered under the Prior S-3 Shelf. In connection with the effectiveness of the New S-3 Shelf, the registration of such offering under the Prior S-3 Shelf was terminated and such offering was registered under the New S-3 Shelf.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$28,978	$(10,502)
Investing activities	(22)	—
Financing activities	4,832	954
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,788	$(9,548)

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

During the three months ended March 31, 2025, net cash provided by operating activities of $29.0 million was primarily driven by changes in operating assets and liabilities of $40.2 million, which includes the $49.1 million recorded as deferred revenue in connection with our collaboration, license and option agreement and stock purchase agreement with AbbVie, and net non-cash expenses of $2.0 million, partially offset by our net loss of $13.3 million.

During the three months ended March 31, 2024, net cash used in operating activities of $10.5 million was primarily driven by our net loss of $17.2 million, partially offset by changes in operating assets and liabilities of $4.4 million and net non-cash expenses of $2.3 million.

Investing Activities

During the three months ended March 31, 2025 and 2024, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities of $4.8 million primarily consisted of proceeds from the sale and issuance of common stock to AbbVie in a private placement and proceeds from the sale and issuance of common stock through ATM offerings.

During the three months ended March 31, 2024, net cash provided by financing activities of $1.0 million consisted of proceeds from the sale and issuance of common stock to Gilead in a private placement, partially offset by repayments of debt principal under our loan agreement with PacWest and payments on our finance lease for certain lab equipment.

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

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as employee compensation and research and development charges due to, for example, increases in the costs of labor and supplies. Additionally, the biotechnology industry is subject to a competitive wage environment that may also increase our operating costs in the future.

As of March 31, 2025, we had cash and cash equivalents of $89.1 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2025 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which in the near term primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. The accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, vilastobart and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, prioritization and number of our research and development programs;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our collaboration and license agreements with AbbVie and Gilead;
●	the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for tumor-activated immunotherapies and our license agreement with Gilead for XTX301, as well as the scope, costs and timing of our development obligations under these agreements;
●	our ability to maintain our clinical trial collaboration with Roche to further develop vilastobart in combination with atezolizumab, including the timing and amount of cost-sharing payments under the collaboration;
●	general economic conditions, including inflation and the imposition of new or revised global trade tariffs;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

During the three months ended March 31, 2025, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Except as described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies appearing in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of March 31, 2025, we had cash and cash equivalents of $89.1 million. Based on our current operating plans, we anticipate that our cash and cash equivalents as of March 31, 2025 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. However, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. Our management has developed plans to continue to fund our operations, which in the near term primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations, partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital in the near term. If we are not able to secure sufficient additional capital, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. If we are unsuccessful in our efforts in the near term to raise additional capital or in the future to engage in one or more other strategic alternatives, we could be required to liquidate, dissolve or otherwise wind down our operations. Furthermore, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Please see Note 1 to our consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information on our assessment.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to implement and maintain further cost reduction strategies, as well as the timing of such cost reductions;
●	the scope, progress, results and costs of research and development for our current and future product candidates, including our ongoing and planned clinical trials for our clinical-stage product candidates;

●	the scope, prioritization and number of our research and development programs;
●	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaboration agreements;
●	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs of expanding manufacturing capacity through third-party manufacturers and securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, use as commercial supply;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	our ability to maintain our collaboration and license agreements with AbbVie and Gilead;
●	the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for tumor-activated immunotherapies and our license agreement with Gilead for XTX301, as well as the scope, costs and timing of our development obligations under these agreements;
●	our ability to maintain our clinical trial collaboration with Roche to further develop vilastobart in combination with atezolizumab, including the timing and amount of cost-sharing payments under the collaboration;
●	general economic conditions, including inflation and the imposition of new or revised global trade tariffs;
●	the costs of maintaining our operations and continuing to operate as a public company; and
●	whether we are able to overcome the substantial doubt about our ability to continue as a going concern.

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

On April 4, 2025, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market, referred to as the minimum bid price requirement. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until October 1, 2025, to regain compliance with the minimum bid price requirement. If, at any time before October 1, 2025, the closing bid price for our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to us that we are in compliance with the minimum bid price requirement, unless the Nasdaq Staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the minimum bid price requirement by October 1, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid price requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Nasdaq Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue from the sale of products. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net losses were $13.3 million and $17.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $397.0 million. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; a debt financing; our initial public offering, or IPO, of common stock in October 2021; upfront payments under our collaboration and license agreements with AbbVie and Gilead; and sales of common stock in “at-the-market” offerings. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our tumor-activated, or masked, product candidates, and we have not completed clinical development for our clinical-stage product candidates, vilastobart (anti-CTLA-4) and XTX301 (IL-12). We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: vilastobart and XTX301. We are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1C combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with metastatic microsatellite stable colorectal cancer, or MSS CRC. We are currently evaluating XTX301 in a Phase 1 clinical trial. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development, including XTX501, our masked PD-

1/IL-2 bispecific, which is designed to selectively stimulate PD-1 positive antigen-experienced T cells and enhance their function and is currently advancing in initial IND-enabling activities, and our preclinical programs for masked T cell engagers targeting prostate-specific membrane antigen, or PSMA, claudin 18.2, or CLDN18.2, and six-transmembrane epithelial antigen of prostate 1, or STEAP1.

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

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
●	we may experience issues in reaching a consensus with regulatory authorities on trial design;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, or subjects may fail to enroll or remain in clinical trials at the rate we expect;
●	subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
●	subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
●	subjects may experience severe or unexpected treatment-related adverse effects;
●	clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
●	we may decide to, or regulators, or IRBs, or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
●	we or our third-party contractors may experience delays due to complications resulting from the impact of public health crises, including epidemics and pandemics, or geopolitical tensions;

●	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in current or future clinical trials;
●	reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

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

The manufacturing of biologics is complex and difficult and we may experience production issues or interruptions in supply for our product candidates, including variability of raw material, consumable or starting material quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, media contamination, equipment malfunctions or failures, operator errors, facility contamination, labor problems, quality system and regulatory inspection failures, adverse impacts from current or future trade sanctions, tariffs or similar actions, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our control or the control of our third-party contract development and manufacturing organizations, or CDMOs.

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

Vilastobart, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., Chugai Pharmaceutical Co. Ltd., CytomX Therapeutics, Inc., MacroGenics, Inc. and OncoC4, Inc.

With respect to XTX301, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several other companies that have modified IL-12 delivery programs in development, including Cullinan Management Inc., Dragonfly Therapeutics, Inc., ImmunityBio, Inc., Mural Oncology, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Sonnet BioTherapeutics, Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

With respect to our most advanced research-stage product candidate, XTX501, currently, there are no bispecific PD-1 targeted IL-2 therapies approved for the treatment of cancer. However, if we continue to advance development of XTX501, we are aware of several other companies that have modified PD-1 targeted IL-2 bispecific antibodies in development, including Anaveon AG, Bright Peak Therapeutics, Inc., Innovent Biologics, Inc., Regeneron Pharmaceuticals, Inc. and Roche.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns or other developments could hinder their ability to provide guidance or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The FDA plays an important role in the development of our product candidates by providing guidance on our clinical and preclinical development programs and reviewing our regulatory submissions.  If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, it remains unclear how the reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. There is also substantial uncertainty as to how regulatory reform measures being implemented by the new presidential administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and the ability of the SEC to timely review our public filings, to the extent such review is necessary, and our ability to access the public markets.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. During the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs or BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. The guidance describes the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While the guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

During the first Trump presidential administration, Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders, E.O. 14009, Strengthening Medicaid and the Affordable Care Act, and E.O. 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage, which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met, but it will first need to submit a pre-

import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in U.S. presidential administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new presidential administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

Noncompliance with the laws and regulations described above could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any such action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Changes in U.S. and international trade policies and the imposition of tariffs, or threat of tariffs, particularly with respect to China, may adversely impact our business and operating results.

The new presidential administration has imposed or threatened to impose a series of tariffs on goods imported to the U.S. from non-U.S. countries. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where our suppliers or other third party vendors operate or rely upon third parties to provide certain goods or components of goods necessary for the research and development of our product candidates, could result in increased costs, including without limitation for raw materials, components, animal testing, assays or finished goods used in the research or development of our product candidates.

On April 2, 2025, an executive order issued by the new presidential administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others), including China. To date, we have relied upon third party suppliers and vendors located in China for a significant amount of goods or components of goods necessary for the research and development of our product candidates. Earlier the administration imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or the USMCA, and tariffs equaling 20% on China. In response, several countries, including China, have threatened retaliatory measures and imposed retaliatory tariffs that would impact goods or components of goods historically imported by us. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China. As of April 16, 2025, the 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145%) and Canada and Mexico (which were 25% for goods that are not covered by the USMCA). The extent and duration of increased tariffs or retaliatory tariffs, and the resulting impact on general economic conditions and on our business, are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by President Trump whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the U.S. Department of Commerce report must be completed within 270 days of initiation and that President Trump must decide whether to act within 90 days of receiving the report.

The U.S. government has also recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and most recently, proposing legislation that, if enacted would restrict trade with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Recently both China and the United States have each imposed tariffs indicating the potential from further trade barriers. In addition, the U.S. Commerce Department has significantly expanded export controls for goods and technology destined for China, including adding numerous Chinese entities to its “entity list” and “unverified list” and imposing expanded restrictions on certain end users and end uses in China or by entities based in China, which require U.S. exporters to pursue export licenses that might not be approved, or to complete more procedures and diligence review before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to procure or obtain, or enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies, including our current CDMO, WuXi Biologics, which could cause us to reevaluate our relationship with our current CDMO.

In addition to our CDMO, WuXi Biologics, some of our other suppliers, vendors and service providers are located in China or other countries, or rely on third parties located in China or other countries, impacted by tariffs imposed or threatened to be imposed by the U.S. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of supply disruptions and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies including WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical partners. Additionally, third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.

In addition, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill named the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec and WuXi Biologics. The U.S. Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec and any subsidiary, parent affiliate, or successor of such entities. If this legislation had been enacted into law, it could have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these or similar bills will be considered during the 119th Congress. If such bills are passed and become law, they could restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If we are unable to obtain goods or components of goods necessary for the research and development of our product candidates, including without limitation, raw materials, components, animal testing, assays or finished goods, in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the research, development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

The trading market for our common stock relies, in part, on the research and reports that securities or industry analysts publish about us or our business. A limited number of securities and industry analysts currently publish research on our company. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our stock could decline. In the past, analysts have ceased to cover our stock and others may cease to do so in the future. As a result, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

10.1*++	Collaboration, License and Option Agreement, dated February 10, 2025, between Xilio Development, Inc. and AbbVie Group Holdings Limited
10.2*++	Common Stock Purchase Agreement, dated February 10, 2025, between the Registrant and AbbVie Inc.
10.3*++	Investor Rights Agreement, dated February 10, 2025, between the Registrant and AbbVie Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
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

++

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

XILIO THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)