Form 10-Q
period 2025-06-30
Xilio Therapeutics, Inc.
filed 2025-08-14
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on August 8, 2025: 51,827,910

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our research and development programs, including preclinical studies and clinical trials;
●	our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
●	our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our collaboration agreement with AbbVie Group Holdings Limited, or AbbVie, our license agreement with Gilead Sciences, Inc., or Gilead, and our clinical collaboration with F. Hoffmann-La Roche Ltd;
●	our expectations regarding milestones, option-related fees and other contingent payments under our collaboration agreement with AbbVie and our license agreement with Gilead;
●	the potential receipt of up to $100.0 million in additional gross proceeds from the exercise, if any, of the common stock warrants issued in connection with our June 2025 follow-on public offering;
●	our ability to secure sufficient additional capital or implement other strategies needed to alleviate the substantial doubt about our ability to continue as a going concern;
●	the potential advantages and benefits of our current and future product candidates, including our beliefs regarding the potential benefits of our current and future product candidates in combination with other agents;
●	our strategic plans to research, develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our ability to identify additional products, product candidates or technologies with significant potential that are consistent with our research, development and commercial objectives;
●	our manufacturing capabilities and strategy, including our reliance on third parties to manufacture our current or future product candidates;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

●	the timing of and our ability to submit investigational new drug applications or biologic license applications for, and, if cleared or approved, maintain such regulatory applications or approvals for our product candidates;
●	our commercialization and marketing capabilities and strategy related to our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
●	developments relating to or impacting our competitors and our industry, including the impact of current or future government laws and regulations on us, third parties with whom we do business and our industry;
●	the impact of current or future government laws and regulations on us or third parties with whom we do business and our industry;
●	our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act; and
●	the impact of general economic conditions, including inflation and the imposition of new or revised global trade tariffs.

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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital, we will need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.
●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
●	Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
●	Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
●	We face risk related to our reliance on our current and any future third-party contract development and manufacturing organizations, or CDMOs. For example, the CDMO on which we rely may not continue to meet regulatory requirements, may have limited capacity and may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates.
●	We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.

●	We have entered into, and may in the future seek to enter into, collaborations, licenses, or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.
●	Certain of our research and development and manufacturing activities take place in China through WuXi Biologics (Hong Kong) Limited, or WuXi Biologics. A significant disruption in our ability to rely on WuXi Biologics could materially adversely affect our business, financial condition and results of operations.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for any product candidates we develop or for other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire or in-license additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses or that we may be unable to acquire or in-license third-party intellectual property that may be necessary or important to our business operations.
●	Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.
●	The price of our common stock has been and, in the future, could be subject to volatility related or unrelated to our operations, and purchasers of our common stock could suffer a decline in value.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$121,551	$55,291
Prepaid expenses and other current assets	2,165	4,943
Total current assets	123,716	60,234
Restricted cash	1,794	1,782
Property and equipment, net	4,018	4,472
Operating lease right-of-use asset	4,285	4,587
Total assets	$133,813	$71,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,097	$2,574
Accrued expenses	5,621	9,981
Deferred revenue, current portion	42,278	13,518
Operating lease liability, current portion	1,264	1,188
Total current liabilities	53,260	27,261
Deferred revenue, net of current portion	28,632	19,262
Operating lease liability, net of current portion	6,302	6,954
Common stock warrant liabilities	38,550	—
Total liabilities	126,744	53,477
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized at June 30, 2025 and 200,000,000 shares authorized at December 31, 2024; 51,827,910 shares issued and outstanding at June 30, 2025; 45,756,773 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	419,926	401,346
Accumulated deficit	(412,862)	(383,753)
Total stockholders’ equity	7,069	17,598
Total liabilities and stockholders’ equity	$133,813	$71,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Collaboration and license revenue	$8,084	$2,357	$11,014	$2,357
Total revenue	8,084	2,357	11,014	2,357
Operating expenses
Research and development	$15,330	$11,216	$23,596	$21,616
General and administrative	7,120	5,815	15,635	11,954
Restructuring	—	30	—	978
Total operating expenses	22,450	17,061	39,231	34,548
Loss from operations	(14,366)	(14,704)	(28,217)	(32,191)
Other income (expense), net
Change in fair value of common stock warrant liabilities	(50)	—	(50)	—
Other income (expense), net	(1,428)	779	(842)	1,063
Total other income (expense), net	(1,478)	779	(892)	1,063
Net loss and comprehensive loss	$(15,844)	$(13,925)	$(29,109)	$(31,128)
Net loss per share, basic and diluted	$(0.16)	(0.24)	$(0.34)	$(0.73)
Weighted average common shares outstanding, basic and diluted	96,447,672	57,760,178	85,634,094	42,836,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2025 and 2024

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at March 31, 2025	51,775,264	$5	$407,713	$(397,018)	$10,700
Issuance of prefunded warrants in connection with a follow-on public offering, net of issuance costs	—	—	10,818	—	10,818
Issuance of common stock under employee stock purchase plan	45,505	—	40	—	40
Exercise of stock options	7,141	—	4	—	4
Stock-based compensation expense	—	—	1,351	—	1,351
Net loss	—	—	—	(15,844)	(15,844)
Balance at June 30, 2025	51,827,910	$5	$419,926	$(412,862)	$7,069

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at March 31, 2024	34,472,646	$3	$368,477	$(342,715)	$25,765
Issuance of common stock and prefunded warrants to Gilead and certain accredited investors in private placements, net of issuance costs	2,438,375	—	13,205	—	13,205
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	7,000,000	1	6,824	—	6,825
Issuance of common stock under employee stock purchase plan	38,998	—	34	—	34
Vesting of restricted common stock	840	—	—	—	—
Exercise of stock options	1,063	—	1	—	1
Stock-based compensation expense	—	—	1,511	—	1,511
Net loss	—	—	—	(13,925)	(13,925)
Balance at June 30, 2024	43,951,922	$4	$390,052	$(356,640)	$33,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2025 and 2024

(In thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2024	45,756,773	$5	$401,346	$(383,753)	$17,598
Issuance of prefunded warrants in connection with a follow-on public offering, net of issuance costs	—	—	10,818	—	10,818
Issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	4,347,826	—	2,810	—	2,810
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	1,550,000	—	2,017	—	2,017
Issuance of common stock under employee stock purchase plan	45,505	—	40	—	40
Vesting of restricted stock units	111,375	—	—	—	—
Exercise of stock options	16,431	—	9	—	9
Stock-based compensation expense	—	—	2,886	—	2,886
Net loss	—	—	—	(29,109)	(29,109)
Balance at June 30, 2025	51,827,910	$5	$419,926	$(412,862)	$7,069

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827
Issuance of common stock and prefunded warrants to Gilead and certain accredited investors in private placements, net of issuance costs	9,298,598	—	17,513	—	17,513
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	7,000,000	1	6,824	—	6,825
Issuance of common stock under employee stock purchase plan	38,998	—	34	—	34
Vesting of restricted common stock	5,617	—	—	—	—
Exercise of stock options	1,063	—	1	—	1
Stock-based compensation expense	—	—	3,344	—	3,344
Net loss	—	—	—	(31,128)	(31,128)
Balance at June 30, 2024	43,951,922	$4	$390,052	$(356,640)	$33,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,109)	$(31,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	878	888
Stock-based compensation expense	2,886	3,344
Change in fair value of common stock warrant liabilities	50	—
Issuance costs allocated to common stock warrant liabilities	2,284	—
Changes in operating assets and liabilities:
Prepaid and other assets	3,080	623
Accounts payable	1,522	204
Accrued expenses and other liabilities	(5,219)	(1,247)
Deferred revenue	38,129	36,767
Net cash provided by operating activities	14,501	9,451
Cash flows from investing activities:
Purchases of property and equipment	(423)	(21)
Net cash used in investing activities	(423)	(21)
Cash flows from financing activities:
Repayments of debt principal	—	(3,333)
Payments of finance lease	—	(42)
Proceeds from issuance of common stock under employee stock purchase plan	40	34
Proceeds from exercise of stock options	9	1
Proceeds from issuance of prefunded warrants and common stock warrants in connection with a follow-on public offering, net of issuance costs	47,318	—
Proceeds from issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	2,810	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	2,017	6,824
Proceeds from issuance of common stock and prefunded warrants to Gilead and certain accredited investors in private placements, net of issuance costs	—	17,513
Net cash provided by financing activities	52,194	20,997
Increase in cash, cash equivalents and restricted cash	66,272	30,427
Cash, cash equivalents and restricted cash, beginning of period	57,073	46,291
Cash, cash equivalents and restricted cash, end of period	$123,345	$76,718
Supplemental cash flow disclosure:
Cash paid for interest	$—	$62
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$—	$9
Issuance costs included in accounts payable or accrued expenses	$284	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$121,551	$74,949
Restricted cash	1,794	1,769
Cash, cash equivalents and restricted cash, end of period	$123,345	$76,718

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

In June 2025, the Company received initial gross proceeds of $50.0 million upon the closing of a follow-on public offering of prefunded warrants and accompanying common stock warrants. If certain of the common stock warrants are exercised in cash at their initial exercise price of $0.75 per warrant, the Company will receive up to $100.0 million of additional gross proceeds by the second half of 2026. See Note 8 for additional information.

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of June 30, 2025, the Company had an accumulated deficit of $412.9 million and has incurred significant operating losses, including net losses of $29.1 million and $31.1 million for the six months ended June 30, 2025 and 2024, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its pipeline of novel, tumor-activated I-O molecules through preclinical and clinical development, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date of the issuance of these condensed consolidated financial statements.

In order to fund its operations, the Company will need to raise additional capital, which could be obtained through the cash exercise, if any, of common stock warrants issued in connection with the June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under the Company’s existing agreements with Gilead Sciences, Inc. (“Gilead”) and AbbVie Group Holdings Limited (“AbbVie”), additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. However, there can be no assurance that the Company will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under its existing agreements with Gilead or AbbVie or that the Company will be able to complete any additional transactions on acceptable terms or otherwise. If the Company is not able to secure sufficient additional capital when needed, the Company may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to its operations and research and development programs. In addition, the Company has based its estimates on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2025 and the results of its operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

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

Common Stock Warrants

The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. Such assessment includes determining whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants are liabilities within the scope of ASC 480, whether the warrants meet the definition of a derivative in ASC 815 and whether the warrants meet the requirements for equity classification pursuant to the indexation and equity classification criteria in ASC 815.

The Company determines the classification for its warrants at the time of issuance and updates its assessment as necessary. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital and are not subsequently remeasured. Warrants that are classified as liabilities are recorded at fair value on the issuance date and remeasured to fair value at each reporting period, with the change in fair value recorded as a component of other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenue and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, the valuation of the common stock warrant liabilities, the valuation of stock-based compensation, including stock options and restricted stock units, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

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

3. Fair Value Measurements

The Company measures the following liabilities at fair value on a recurring basis:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrant to purchase common stock	$—	$—	$26,440	$26,440
Series B warrant to purchase common stock	—	—	6,830	6,830
Series C warrant to purchase common stock	—	—	5,280	5,280
Total financial liabilities	$—	$—	$38,550	$38,550

The fair value of the common stock warrant liabilities, which are described in more detail in Note 8, are calculated utilizing a Black-Scholes option pricing model for the Series A warrants and a Monte Carlo simulation model for the Series B warrants and the Series C warrants. The Black-Scholes option pricing model and the Monte Carlo simulation model both require the use of assumptions, certain of which are not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The Black-Scholes pricing model and the Monte Carlo simulation model assumptions include the warrant exercise price, the expected life of the warrant, the current price of the Company’s common stock, expected volatility, the risk-free interest rate for the expected life of the warrant and expected dividend yield. The Monte Carlo simulation assumptions also include the potential impacts of the warrant strike price reset features.

The inputs used in the fair market value of the Company’s common stock warrants liabilities as of the issuance date and June 30, 2025 were the following:

	June 5, 2025
	(issuance date)	June 30, 2025
Closing price of common stock	$0.68	$0.68
Warrant exercise price	$0.75	$0.75
Expected volatility	70.00%	70.00%
Risk free interest rate	3.91%	3.72%
Expected dividend yield	—	—
Expected term (in years)	0.57 - 5.00	0.5 - 4.93

The following table summarizes the changes in the fair market value of the Company’s common stock warrant liabilities, which are classified within the Level 3 fair value hierarchy:

				Total
	Series A	Series B	Series C	level 3
	common stock	common stock	common stock	financial
	warrant liability	warrant liability	warrant liability	liabilities
Balance at December 31, 2024	$—	$—	$—	$—
Initial fair value of common stock warrant liability	26,840	6,600	5,060	38,500
Change in fair value of common stock warrant liability	(400)	230	220	50
Balance at June 30, 2025	$26,440	$6,830	$5,280	$38,550

4. Property and Equipment, Net

Property and equipment, net consists of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Laboratory equipment	$6,334	$5,911
Computers and software	—	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Total property and equipment	12,139	11,899
Less: accumulated depreciation	(8,121)	(7,427)
Property and equipment, net	$4,018	$4,472

The Company recognized depreciation and amortization expense related to property and equipment of $0.9 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
External research and development	$1,921	$4,899
Personnel-related	2,662	4,208
Professional and consulting fees	842	743
Other	196	131
Total accrued expenses	$5,621	$9,981

6. Collaboration and License Agreements

Collaboration, License and Option Agreement with AbbVie

In February 2025, Xilio Development entered into a collaboration, license and option agreement (the “Collaboration Agreement”) with AbbVie for up to four programs leveraging the Company’s proprietary tumor-activation technology and platform, consisting of (i) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy (the “Collaboration Program”) and (ii) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target (“Initial Option Program”), and (b) subject to the terms of the Collaboration Agreement, up to two additional programs (each, an “Additional Option Program” and together with the Initial Option Program, the “Option Programs”).

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

As of June 30, 2025, the Company has received $52.0 million in payments under the AbbVie agreements, consisting of a $42.0 million upfront cash payment under the Collaboration Agreement and $10.0 million in gross proceeds from the private placement under the stock purchase agreement. In addition, as of June 30, 2025, the Company is eligible to receive up to approximately $2.1 billion in additional contingent payments under the Collaboration Agreement, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the Option Programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all Option Programs and the Collaboration Program. In addition, the Company is eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for the Option Program and is eligible to receive tiered royalties ranging in the mid-single digits on annual global net product sales for the Collaboration Program.

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

For purposes of ASC 606, the transaction price at the outset of the arrangement was determined to be $49.1 million, which consisted of the upfront cash payment of $42.0 million under the Collaboration Agreement and the $7.1 million premium on the sale of common stock to AbbVie Inc. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of June 30, 2025, as the achievement of the milestones underlying such contingent payments is based on either the Company or AbbVie’s ability to execute under the development plan which is not certain at contact inception. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Revenue associated with the Collaboration Program Performance Obligation and the Initial Option Program Performance Obligation is recognized as the underlying services are provided as control is transferred over time. The Company measures progress based on the amount of costs incurred relative to the total costs expected to fulfill the combined performance obligation. In management’s judgment, this input method is the best measure of progress towards satisfying the combined performance obligation and reflects a faithful depiction of the transfer of goods and services. Revenue associated with the material rights will be recognized upon expiry if the option is not exercised. If the material right is exercised, the Company will evaluate the performance obligations underlying the option exercised and recognize the amount allocated to the material right and any additional consideration over the appropriate recognition period associated with the underlying performance obligations.

During the three and six months ended June 30, 2025, the Company recognized collaboration and license revenue of $4.8 million and $5.6 million, respectively, under the Collaboration Agreement and the stock purchase agreement. As of June 30, 2025, the Company recorded deferred revenue of $43.6 million, of which $26.7 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as revenue through at least 2026 depending on (i) the timing of services being provided for the Collaboration Program and the Initial Option Program and (ii) the timing of AbbVie’s exercise or expiration of the material rights.

License Agreement with Gilead Sciences, Inc.

In March 2024, Xilio Development entered into a license agreement with Gilead, pursuant to which it granted Gilead an exclusive global license to develop and commercialize XTX301, the Company’s tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12. Xilio Development is responsible for conducting clinical development for XTX301 through an initial Phase 2 clinical trial. Following the delivery by Xilio Development of a specified clinical data package for XTX301 related to the Phase 1 clinical trial and an initial Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of XTX301 to Gilead, subject to the terms of the license agreement and payment by Gilead of a $75.0 million transition fee.

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

As of June 30, 2025, the Company has received $55.0 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement and $25.0 million in gross proceeds from private placements under the stock purchase agreement. As of June 30, 2025, the Company is eligible to receive up to $592.5 million in additional contingent payments, which consist of the $75.0 million transition fee and up to $517.5 million in specified development, regulatory and sales-based milestones. Prior to the potential transition fee, up to $17.5 million of the total additional contingent payments are related to a near-term development milestone. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

The Company determined that the license agreement represents a contract with a customer within the scope of ASC 606 and identified two promises under the license agreement: (i) the exclusive licenses granted to Gilead related to the Company’s IL-12 program and (ii) the provision by Xilio Development and its affiliates of development services related to ongoing and planned clinical trials for XTX301 through an initial Phase 2 clinical trial. The Company determined that the exclusive license and development services were not capable of being distinct on the basis that the development services to be provided by Xilio Development are specialized in nature, specifically with respect to its specialized expertise related to XTX301, the IL-12 program and the Company’s proprietary platform for tumor-activated biologics. Accordingly, the Company concluded that there is a single identified combined performance obligation consisting of the exclusive license and the development services.

For purposes of ASC 606, the transaction price of the license agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the license agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of June 30, 2025, as the achievement of the milestones underlying such contingent payments is uncertain and highly susceptible to factors outside of the Company’s control.

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

During the three and six months ended June 30, 2025, the Company recognized collaboration and license revenue of $3.3 million and $5.5 million, respectively, under the license agreement and the stock purchase agreement with Gilead. During each of the three and six months ended June 30, 2024, the Company recognized $2.4 million of collaboration and license revenue under the license agreement and the stock purchase agreement with Gilead. As of June 30, 2025, the Company recorded deferred revenue under the license agreement and the stock purchase agreement of $27.3 million, of which $15.6 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

	Gilead	AbbVie	Total
Deferred revenue as of December 31, 2024	$32,780	$—	$32,780
Additions	—	49,144	49,144
Collaboration and license revenue recognized	(5,455)	(5,559)	(11,014)
Deferred revenue as of June 30, 2025	$27,325	$43,585	$70,910

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

The Company concluded that the cost-sharing payments under the clinical supply agreement are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments under the clinical supply agreement as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. The Company did not recognize a reduction of research and development expense during each of the three months ended June 30, 2025 and 2024. The Company recognized a reduction of research and development expense of $2.0 million during each of the six months ended June 30, 2025 and 2024.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of June 30, 2025 and December 31, 2024, the Company had a letter of credit for the benefit of its landlord in the amount of $1.8 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company’s restated certificate of incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

As of June 30, 2025, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 600,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2024, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share.

Follow-On Public Offering

In June 2025, the Company closed a follow-on public offering of prefunded warrants and accompanying common stock warrants and received initial gross proceeds of $50.0 million before deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the offering, the Company issued prefunded warrants to purchase 66,676,000 shares of common stock, accompanied by Series A warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants) (the “Series A warrants”), Series B warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants) (the “Series B warrants”), and Series C warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants) (the “Series C warrants”). The combined public offering price of one prefunded warrant, one Series A warrant, one Series B warrant and one Series C warrant, which were sold together but are immediately separable, was $0.7499, which was equal to the combined offering price of the prefunded warrants, Series A warrants, Series B warrants and Series C warrants, less the $0.0001 per share exercise price of the prefunded warrants.

The exercisability of the prefunded warrants and common stock warrants is subject to limitations on exercise. Specifically, a holder will be prohibited from exercising any portion of any warrant if immediately prior to or following such exercise such holder (together with its affiliates) would beneficially own more than 4.99% (or up to 19.99% at the election of the holder) of the Company’s issued and outstanding common stock immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrant. However, any holder of any warrant may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that any such increase will not be effective until the 61st day after notice from the holder is delivered to the Company.

Each Series A warrant will be exercisable on the earlier of (i) December 1, 2025 and (ii) the trading day immediately following a period of five consecutive trading days on which the closing sale price of the Company’s common stock is a minimum of $1.50 per share for one share of common stock and will have an exercise price of $0.75 per share of common stock. In addition, each Series A warrant will expire upon the earlier of (i) June 5, 2030 or (ii) immediately upon the exercise of the corresponding prefunded warrant held by a holder in proportion to the extent that such corresponding prefunded warrant is exercised prior to December 1, 2025; provided that this term (ii) will no longer apply to the Series A warrants beginning on the first trading day immediately following a period of five consecutive trading days on which the closing sale price of the Company’s common stock is a minimum of $1.50 per share for one share of common stock.

Each Series B warrant will be exercisable on or after November 1, 2025, with an exercise price of $0.75 per share of common stock, and will expire on December 2, 2025, provided that if the closing sale price of the Company’s common stock is below the exercise price on such date, the exercise price will reset to the closing sale price on December 1, 2025 and the expiration time will be extended to December 31, 2025.

Each Series C warrant will be exercisable on or after June 1, 2026, with an exercise price of $0.75 per share of common stock, and will expire on the earlier of (i) December 2, 2026 and (ii) the expiration time of the Series B warrant held by a holder in proportion to the extent that the corresponding Series B warrant expires without being exercised. In addition, if the closing sale price of the Company’s common stock is below the exercise price on December 2, 2026, the exercise price will reset to the closing sale price on December 1, 2026 and the expiration time will be extended to December 31, 2026.

The prefunded warrants and Series A warrants may be exercised for cash or on a net exercise or “cashless” basis, and the Series B warrants and Series C warrants may be exercised for cash or on a net exercise or “cashless” basis in the event there is no effective registration statement or prospectus available which covers the Series B warrants and Series C warrants and shares of common stock issuable upon exercise of the Series B warrants and Series C warrants. There can be no assurance that any of the warrants will be exercised for cash or at all, and it is possible that the common stock warrants may expire without being exercised. If all of the Series B warrants and the Series C warrants sold in the offering are exercised in cash at their initial exercise price, the Company will receive additional gross proceeds of approximately $100.0 million by the end of 2026.

In the event of certain fundamental transactions, each holder of the prefunded warrants and the common stock warrants has the right to receive, upon exercise of such warrant, the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such fundamental transaction if it had been, immediately prior to such fundamental transaction, the holder of the number of shares of common stock underlying such holder’s warrant without regard to any limitations on exercise contained in such holder’s warrant. The holders of Series A warrants are alternatively entitled to elect to receive consideration in an amount equal to the Black Scholes value of the unexercised portion of such holder’s Series A warrants and if the fundamental transaction is within the Company’s control, the Series A warrant holders can require the Black Scholes value to be paid in cash.

In addition, for each dollar of non-dilutive capital received by the Company prior to the exercise or expiration of the Series B warrants and Series C warrants, the Company may elect to cancel a number of warrant shares equal to $1.00 divided by the $0.75 warrant exercise price (or one and one-third warrants) without any compensation paid by the Company to the warrant holders. For example, if the Company received $30.0 million in non-dilutive capital, it could elect to cancel 40.0 million of warrant shares. Subject to certain specified exceptions, non-dilutive capital includes: upfront payments under any future collaboration, license or similar agreement; milestone payments and option fees under any current or future collaboration, license or similar agreement; and net proceeds pursuant to any equity issuance where the purchase price per share is above $1.50.

The Company concluded that the prefunded warrants, the Series A warrants, the Series B warrants and the Series C warrants are freestanding financial instruments because each of these instruments can be transferred or assigned by the holder subject to compliance with the applicable securities laws and are legally detachable and separately exercisable. The Company determined the classification of each warrant based on the guidance in ASC 480 and ASC 815. As part of this assessment under ASC 815, the Company was required to allocate its available authorized shares of common stock to its outstanding contracts and commitments. The Company applied an accounting policy to first allocate available authorized shares of common stock based on the earliest issuance date of the contract. To the extent more than one contract or commitment made was issued on the same date, the available shares of common stock were allocated first to the contract with the earliest potential exercise date. The Company concluded that the prefunded warrants are classified as equity. The Company concluded the Series A warrants, the Series B warrants and the Series C warrants are required to be initially classified as liabilities as a result of their settlement provisions. The Series A warrants, the Series B warrants and the Series

C warrants will continue to be classified as liabilities until such time as the applicable warrant is exercised, expires, or qualifies for equity classification.

The Company received initial gross proceeds from the offering of $50.0 million, before deducting approximately $3.0 million in aggregate issuance costs related to the offering, which consisted of underwriting discounts and commissions and offering expenses payable by the Company. The Company allocated the gross proceeds as follows: $26.8 million to the Series A warrants, $6.6 million to the Series B warrants and $5.1 million to the Series C warrants, in each case, based on the fair value of each instrument on the date of issuance with the remaining $11.5 million allocated to the prefunded warrants. The Company allocated the issuance costs to the financial instruments in a manner consistent with the allocation of the proceeds. The Company allocated approximately $2.3 million in issuance costs to the common stock warrants that are classified as liabilities, which was recorded as a component of other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025. The Company allocated approximately $0.7 million in issuance costs to the prefunded warrants that are classified in equity, which was recorded as a reduction to additional paid in capital on the condensed consolidated balance sheets as of June 30, 2025.

During the three and six months ended June 30, 2025, the Company recognized a loss of less than $0.1 million related to the change in fair value of the common stock warrants, which is recorded as a component of the change in fair value of common stock warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

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

“At-The-Market” Offering Program

In November 2022, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company could issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264) (the “Prior S-3 Shelf”). In November 2022, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company LLC under which the Company could issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $75.0 million under a sales agreement prospectus filed as part of the Prior S-3 Shelf. During the year ended December 31, 2024, the Company issued and sold 7,000,000 shares of its common stock pursuant to the Cowen Sales Agreement at a price of $1.00 per share for aggregate gross proceeds of $7.0 million. During the six months ended June 30, 2025, the Company issued and sold an additional 1,550,000 shares of its common stock pursuant to the Cowen Sales Agreement at a weighted average price of $1.3348 per share for aggregate gross proceeds of approximately $2.1 million. In March 2025, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703) (the “New S-3 Shelf”). In March 2025, the Company terminated the Cowen Sales Agreement, and the Company entered into a new sales agreement with Leerink Partners, LLC (the “Leerink Sales Agreement”), under which the Company may issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million. Prior to the effectiveness of the New S-3 Shelf, the offering of shares under the Leerink Sales Agreement was registered under the Prior S-3 Shelf. In connection with the effectiveness of the New S-3 Shelf, the registration of such offering under the Prior S-3 Shelf was terminated and such offering was registered under the New S-3 Shelf.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock underlying the securities issued below as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Stock options and unvested restricted stock units	13,993,733	11,328,134
Employee stock purchase plan	1,314,384	901,208
Prefunded warrants	92,278,707	25,602,707
Common stock warrants	200,000,361	2,631
Total shares reserved for future issuance	307,587,185	37,834,680

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2021 Plan automatically increased by 2,293,405 shares. As of June 30, 2025, there were 1,822,188 shares of common stock available for future issuance under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 275,000 shares of the Company’s common stock for issuance under the 2022 Inducement Plan. In November 2024, the number of shares reserved for issuance under the 2022 Inducement Plan increased by 500,000 shares. In March 2025, the number of shares reserved for issuance under the 2022 Inducement Plan increased by an additional 500,000 shares. As of June 30, 2025, there were 383,000 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). On January 1, 2025, the number of shares reserved for issuance under the 2021 ESPP was increased by 458,681 shares. During the six months ended June 30, 2025 and 2024, the Company issued 45,505 shares of common stock and 38,998 shares of common stock under the 2021 ESPP, respectively. As of June 30, 2025, there were 1,314,384 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2025 and 2024, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$346	$385	$735	$891
General and administrative expense	1,005	1,126	2,151	2,453
Total stock-based compensation expense	$1,351	$1,511	$2,886	$3,344

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2024	8,333,932	$4.15	8.0	$282
Granted	3,711,830	$0.91
Exercised	(16,431)	$0.59
Forfeited	(574,911)	$4.25
Outstanding as of June 30, 2025	11,454,420	$3.10	8.1	$39
Exercisable as of June 30, 2025	4,866,397	$5.26	6.9	$13

(1)	The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2025 and 2024 was $0.72 per share and $0.68 per share, respectively. The following assumptions were used in determining the fair value of options granted during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.9 - 4.4%	3.9 - 4.6%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.0
Expected volatility	94.5 - 100.2%	87.7 - 91.4%

As of June 30, 2025, the Company had unrecognized stock-based compensation expense of $5.2 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.3 years.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2024	445,500	$0.55
Granted	—	$—
Vested	(111,375)	$0.55
Forfeited	—	$—
Unvested as of June 30, 2025	334,125	$0.55

For each of the six months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of June 30, 2025, the Company had unrecognized stock-based compensation expense of $0.2 million related to these restricted stock units, which is expected to be recognized over 2.5 years.

10. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes the prefunded warrants to purchase common stock issued in connection with the Company’s private placements with certain existing investors and Gilead and the Company’s follow-on public offering, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of June 30, 2025, no prefunded warrants have been exercised and 92,278,707 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Six Months Ended
	June 30,
	2025	2024
Unvested restricted stock units	334,125	445,500
Outstanding stock options	11,454,420	8,035,692
Common stock warrants	200,003,631	2,631
Unvested employee stock purchase plan shares	62,339	40,721
Total common stock equivalents	211,854,515	8,524,544

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated, or masked, immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to advance a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including masked antibodies, bispecifics, cytokines and immune cell engagers. Current I-O therapies have curative potential for patients with cancer. However, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. To date, we have presented data across our clinical-stage programs showing clinical validation for our tumor-activation platform. Our most advanced clinical-stage product candidates are vilastobart, an Fc-enhanced, tumor-activated, anti-CTLA-4 monoclonal antibody, or mAb, and XTX301, a tumor-activated, engineered interleukin 12, or IL-12, therapy. We are currently advancing clinical development for vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 2 clinical trial in patients with metastatic microsatellite stable colorectal cancer, or metastatic MSS CRC, under a co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd, or Roche. In May 2025, we announced updated data from the ongoing Phase 2 clinical trial at the 2025 American Society of Clinical Oncology (ASCO) Annual Meeting, demonstrating additional anti-tumor activity, further duration of responses and a generally well-tolerated safety profile and we anticipate reporting additional data from the Phase 2 trial in the first half of 2026. For XTX301, we have completed enrollment in Phase 1A monotherapy dose escalation and evaluation of those patients is ongoing, and we continue to enroll patients in Phase 1B monotherapy dose expansion of our ongoing Phase 1 clinical trial in patients with advanced solid tumors under our exclusive license agreement with Gilead Sciences, Inc., or Gilead. In addition to our clinical-stage product candidates, we are leveraging our proprietary tumor-activation platform to advance multiple preclinical programs for XTX501, a masked PD-1/IL-2 bispecific and masked T cell engager molecules, including wholly owned programs targeting the tumor-associated antigens for PSMA, CLDN18.2 and STEAP1 and an additional program under our collaboration, license and option agreement with AbbVie Group Holdings Limited, or AbbVie.

Liquidity and Going Concern Overview

To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; sales of common stock in our initial public offering, or IPO, and through “at-the-market” offerings; the sale of prefunded warrants and common stock warrants in a follow-on public offering; and upfront payments under our collaboration and license agreements with AbbVie and Gilead. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. All of our programs are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

In June 2025, we closed a follow-on public offering of prefunded warrants and accompanying common stock warrants and received net proceeds of $47.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. In connection with the offering, we issued prefunded warrants to purchase 66,676,000 shares of common stock, accompanied by Series A warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants), Series B warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants) and Series C warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants). If the Series B warrants and Series C warrants are exercised in cash at their initial exercise price of $0.75 per warrant, we will receive up to $100.0 million of additional gross proceeds by the second half of 2026. For more information, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Since inception, we have incurred significant operating losses, including net losses of $29.1 million and $31.1 million for the six months ended June 30, 2025 and 2024, respectively, and a net loss of $58.2 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $412.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

●	continue to advance our current research programs and conduct additional research programs;
●	advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
●	seek marketing approvals for product candidates that successfully complete clinical trials, if any;
●	obtain, expand, maintain, defend and enforce our intellectual property;
●	continue to discover, validate and develop additional product candidates;
●	continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
●	acquire or in-license other product candidates, technologies or intellectual property;
●	hire additional personnel to support current or future programs;
●	establish a commercial and distribution infrastructure to commercialize products for which we may obtain marketing approval, if any; and
●	incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of June 30, 2025, we had cash and cash equivalents of $121.6 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2025 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2026. However, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, we expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, tumor-activated I-O molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. These conditions raise substantial doubt about our ability to continue as a going concern. In order to fund our operations, we will need to raise additional capital, which could be obtained through the cash exercise, if any, of the Series B warrants and Series C warrants issued in connection with our June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under our existing agreements with Gilead and AbbVie, additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. However, there can be no assurance that we will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under our existing agreements with Gilead or AbbVie or that we will be able to complete any such transaction on acceptable terms or otherwise. If we are not able to secure sufficient additional capital when needed, we may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs.

For more information regarding our liquidity and going concern, refer to “—Liquidity and Capital Resources—Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For more information regarding the terms of the warrants we issued in our June 2025 follow-on public offering, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. For the foreseeable future, we expect substantially all of our revenue, if any, would be generated from our collaboration and license agreements with AbbVie and Gilead. For more information on our collaboration, license and option agreement with AbbVie and our license agreement with Gilead, please see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will remain approximately the same or will continue to increase for the foreseeable future as we advance our programs and our current or future product candidates into and through the development phase. We expect our discovery research efforts and our related personnel costs to remain consistent with historical levels. In addition, as we progress our most advanced product candidates in clinical development, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into, or may enter into license, acquisition, option or other agreements to acquire the rights to future products and product candidates. In the event we are unable to raise sufficient additional capital to fund our operations, we may need to implement cost reduction strategies that seek to maintain our ability to continue the development of our most advanced product candidates in clinical development while otherwise reducing our overall research and development expenses.

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

We anticipate that our general and administrative expenses will remain consistent with historical levels as we maintain our infrastructure to support our research and development activities. We also expect to continue to incur significant expenses associated with operating as a public company, including increased costs for accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance costs and investor and public relations costs. We also expect to continue to incur additional expenses related to intellectual property as we file patent applications to protect intellectual property arising from our research and development activities. In the event we are unable to obtain sufficient additional capital, we may need to implement cost reduction strategies that seek to reduce our general and administrative expenses while maintaining sufficient infrastructure to support our planned research and development activities and operations as a public company.

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

Other Income (Expense), Net

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities consists of the change in the fair value of the common stock warrant liabilities from the issuance date of June 5, 2025 to June 30, 2025.

Other Income (Expense), Net

Other income (expense), net consists primarily of the portion of the issuance costs we incurred in connection with the issuance of the prefunded warrants and common stock warrants in June 2025 in connection with a follow-on public offering which were allocated to the common stock warrant liabilities, interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our former debt arrangement with Pacific Western Bank, or PacWest, and amortization of the debt discount related to debt issuance costs.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$8,084	$2,357	$5,727
Total revenue	8,084	2,357	5,727
Operating expenses
Research and development	$15,330	$11,216	$4,114
General and administrative	7,120	5,815	1,305
Restructuring	—	30	(30)
Total operating expenses	22,450	17,061	5,389
Loss from operations	(14,366)	(14,704)	338
Other income (expense), net
Change in fair value of common stock warrant liabilities	(50)	—	(50)
Other income (expense), net	(1,428)	779	(2,207)
Total other income (expense), net	(1,478)	779	(2,257)
Net loss	$(15,844)	$(13,925)	$(1,919)

Collaboration and License Revenue

Collaboration and license revenue increased by $5.7 million from $2.4 million for the three months ended June 30, 2024 to $8.1 million for the three months ended June 30, 2025. The increase was due to collaboration and license revenue recognized under the collaboration, license and option agreement and stock purchase agreement that we entered into in February 2025 with AbbVie.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024	Change
vilastobart	$4,103	$2,315	$1,788
XTX301	1,825	1,850	(25)
XTX501	1,595	—	1,595
XTX202	(76)	1,438	(1,514)
Other early programs and indirect research and development	3,082	1,996	1,086
Personnel-related	4,801	3,617	1,184
Total research and development expenses	$15,330	$11,216	$4,114

Research and development expenses increased by $4.1 million from $11.2 million for the three months ended June 30, 2024 to $15.3 million for the three months ended June 30, 2025. The changes in research and development expenses were primarily due to the following:

●	vilastobart costs increased by $1.8 million, primarily driven by a $2.5 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab; in addition, for the three months ended June 30, 2024, research and development expenses included a $1.0 million development milestone under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for which there was no comparable cost during the three months ended June 30, 2025;
●	XTX501 costs for the three months ended June 30, 2025 consisted of manufacturing activities related to IND-enabling studies and pre-clinical development activities; for the three months ended June 30, 2024, XTX501 costs were not separately tracked as we had not begun performing IND-enabling studies;
●	XTX202 costs decreased by $1.5 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202;
●	other early programs and indirect research and development costs increased by $1.1 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs increased by $0.8 million, primarily driven by an increase in salaries, bonuses and benefits due to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024	Change
Personnel-related	$4,131	$3,629	$502
Professional and consulting fees	2,189	1,203	986
Facility-related and other general and administrative expenses	800	983	(183)
Total general and administrative expenses	$7,120	$5,815	$1,305

General and administrative expenses increased by $1.3 million from $5.8 million for the three months ended June 30, 2024 to $7.1 million for the three months ended June 30, 2025. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs increased by $0.5 million, primarily driven by a $0.5 million increase in salaries, bonuses and benefits due to higher general and administrative headcount and a $0.1 million increase in recruiting and other personnel-related costs, partially offset by a $0.1 million decrease in stock-based compensation;
●	professional and consulting fees increased by $1.0 million, primarily driven by an increase in legal fees and other professional costs; and
●	facility-related and other general and administrative expenses decreased by $0.2 million, primarily driven by a decrease in costs related to directors’ and officers’ liability insurance.

Restructuring

We did not recognize any restructuring expenses for the three months ended June 30, 2025. We recognized $0.1 million in restructuring expenses for the three months ended June 30, 2024, consisting of employee outplacement service costs related to the workforce reduction announced in March 2024.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the three months ended June 30, 2025 was due to a loss of less than $0.1 million on the change in the fair value of the common stock warrant liabilities between the issuance date of June 5, 2025 and the quarter ended June 30, 2025.

Other Income (Expense), Net

Other income (expense), net, of $1.4 million for the three months ended June 30, 2025 included $2.3 million of the issuance costs we incurred in connection with the sale and issuance of the prefunded warrants and common stock warrants in June 2025 in connection with our follow-on public offering, which were allocated to the common stock warrant liabilities and were partially offset by $0.9 million of interest income. Other income (expense), net of $0.8 million for the three months ended June 30, 2024 consisted of interest income.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$11,014	$2,357	$8,657
Total revenue	11,014	2,357	8,657
Operating expenses
Research and development	$23,596	$21,616	$1,980
General and administrative	15,635	11,954	3,681
Restructuring	—	978	(978)
Total operating expenses	39,231	34,548	4,683
Loss from operations	(28,217)	(32,191)	3,974
Other income (expense), net
Change in fair value of common stock warrant liabilities	(50)	—	(50)
Other income (expense), net	(842)	1,063	(1,905)
Total other income (expense), net	(892)	1,063	(1,955)
Net loss	$(29,109)	$(31,128)	$2,019

Collaboration and License Revenue

Collaboration and license revenue increased by $8.7 million from $2.4 million for the six months ended June 30, 2024 to $11.0 million for the six months ended June 30, 2025. The increase was due to an increase in collaboration and license revenue recognized under the license agreement and stock purchase agreement with Gilead and collaboration and license revenue recognized under the collaboration, license and option agreement and stock purchase agreement that we entered into in February 2025 with AbbVie.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024	Change
vilastobart	$3,910	$1,792	$2,118
XTX301	2,803	3,065	(262)
XTX501	2,065	—	2,065
XTX202	—	4,602	(4,602)
Other early programs and indirect research and development	5,433	3,696	1,737
Personnel-related	9,385	8,461	924
Total research and development expenses	$23,596	$21,616	$1,980

Research and development expenses increased by $2.0 million from $21.6 million for the six months ended June 30, 2024 to $23.6 million for the six months ended June 30, 2025. The changes in research and development expenses were primarily due to the following:

●	vilastobart costs, which include $2.0 million of cost-sharing payments earned under our Roche clinical collaboration during each of the six months ended June 30, 2025 and 2024, that were recorded as a reduction in research and development expenses, increased by $2.1 million, primarily driven by an increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab; in addition, for the six months ended June 30, 2024, research and development expenses included a $1.0 million development milestone under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics, for which there was no comparable cost during the six months ended June 30, 2025;
●	XTX301 costs decreased by $0.3 million, primarily driven by a $0.1 million decrease in clinical development activities related to our ongoing Phase 1 clinical trial and a $0.1 million decrease in manufacturing activities;
●	XTX501 costs for the six months ended June 30, 2025 consisted of manufacturing activities related to IND-enabling studies and pre-clinical development activities; for the six months ended June 30, 2024, XTX501 costs were not separately tracked as we had not begun performing IND-enabling studies;
●	XTX202 costs decreased by $4.6 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202;
●	other early programs and indirect research and development costs increased by $1.7 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
●	personnel-related costs increased by $0.9 million, primarily driven by a $1.0 million increase in salaries, bonuses and benefits due to higher general and administrative headcount and a $0.1 million increase in recruiting and other personnel-related costs, partially offset by a $0.2 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024	Change
Personnel-related	$8,574	$7,206	$1,368
Professional and consulting fees	5,426	2,864	2,562
Facility-related and other general and administrative expenses	1,635	1,884	(249)
Total general and administrative expenses	$15,635	$11,954	$3,681

General and administrative expenses increased by $3.7 million from $12.0 million for the six months ended June 30, 2024 to $15.6 million for the six months ended June 30, 2025. The changes in general and administrative expenses were primarily due to the following:

●	personnel-related costs increased by $1.4 million, primarily driven by a $1.1 million increase in salaries, bonuses and benefits due to higher general and administrative headcount and a $0.6 million increase in recruiting and other personnel-related costs, partially offset by a $0.3 million decrease in stock-based compensation;
●	professional and consulting fees increased by $2.6 million, primarily driven by an increase in legal fees and other professional costs; and
●	facility-related and other general and administrative expenses decreased by $0.2 million, primarily driven by a decrease in costs related to directors’ and officers’ liability insurance.

Restructuring

We did not recognize any restructuring expenses for the six months ended June 30, 2025. We recognized $1.0 million in restructuring expenses for the six months ended June 30, 2024. The restructuring expenses were associated with the workforce reduction announced in March 2024 and consisted of employee severance, benefits continuation and outplacement service costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the six months ended June 30, 2025 was due to a loss of less than $0.1 million on the change in the fair value of the common stock warrant liabilities between the issuance date of June 5, 2025 and the quarter ended June 30, 2025.

Other Income (Expense), Net

Other income (expense), net of $0.8 million for the six months ended June 30, 2025 included $2.3 million of the issuance costs we incurred in connection with the sale and issuance of the prefunded warrants and common stock warrants in June 2025 in connection with our follow-on public offering, which were allocated to the common stock warrant liabilities and were partially offset by $1.4 million of interest income. Other income (expense), net of $1.1 million for the six months ended June 30, 2024 consisted of interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; sales of common stock in our IPO and through at-the-market offerings; the sale of prefunded warrants and common stock warrants in a follow-on public offering; and upfront payments under our collaboration and license agreements with AbbVie and Gilead. Through June 30, 2025, we have received an aggregate of $531.8 million in gross proceeds from such transactions, including $224.5 million in gross proceeds from the sale and issuance of preferred units and convertible preferred stock, $129.9 million in gross proceeds from our IPO, $72.0 million in upfront cash payments under our collaboration and license agreements with AbbVie and Gilead, $46.3 million in gross proceeds from the sale and issuance of common stock and prefunded warrants in private placements with certain existing accredited investors, Gilead and AbbVie, $9.1 million in gross proceeds from the sale and issuance of common stock through at-the-market offerings and $50.0 million in gross proceeds from the sale of prefunded warrants and common stock warrants through a follow-on public offering. As of June 30, 2025, we had cash and cash equivalents of $121.6 million.

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

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$14,501	$9,451
Investing activities	(423)	(21)
Financing activities	52,194	20,997
Net increase in cash, cash equivalents and restricted cash	$66,272	$30,427

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

During the six months ended June 30, 2025, net cash provided by operating activities of $14.5 million was primarily driven by net changes in operating assets and liabilities of $37.5 million, which includes the $49.1 million recorded as deferred revenue in connection with our collaboration, license and option agreement and stock purchase agreement with AbbVie, and net non-cash expenses of $6.1 million, partially offset by our net loss of $29.1 million.

During the six months ended June 30, 2024, net cash provided by operating activities of $9.5 million was primarily driven by the $39.1 million received from Gilead for the upfront payment under the license agreement and equity investments under the stock purchase agreement, which were recorded as deferred revenue at the outset of the arrangement and net non-cash expenses of $4.2 million, partially offset by our net loss of $31.1 million and remaining changes in operating assets and liabilities of $2.8 million.

Investing Activities

During the six months ended June 30, 2025 and 2024, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities of $52.1 million consisted of proceeds from the sale of prefunded warrants and common stock warrants through a follow-on public offering, proceeds from the sale and issuance of common stock to AbbVie in a private placement and proceeds from the sale and issuance of common stock through ATM offerings.

During the six months ended June 30, 2024, net cash provided by financing activities of $21.0 million consisted of proceeds from the sale and issuance of common stock and prefunded warrants in private placements with certain existing accredited investors and Gilead and proceeds from the sale and issuance of common stock under our at-the-market offering program, partially offset by repayments of debt principal under our loan agreement with PacWest and payments on our finance lease for certain lab equipment.

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

As of June 30, 2025, we had cash and cash equivalents of $121.6 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2025 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2026. However, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, we expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, tumor-activated I-O molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. These conditions raise substantial doubt about our ability to continue as a going concern. In order to fund our operations, we will need to raise additional capital, which could be obtained through the cash exercise, if any, of the Series B warrants and Series C warrants issued in connection with our June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under our existing agreements with Gilead and AbbVie, additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. However, there can be no assurance that we will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under our existing agreements with Gilead or AbbVie or that the we will be able to complete any such transaction on acceptable terms or otherwise. If we are not able to secure sufficient additional capital when needed, we may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. For more information regarding our liquidity and going concern, refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For more information regarding the terms of the warrants we issued in our June 2025 follow-on public offering, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, vilastobart and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to maintain our collaboration and license agreements with AbbVie and Gilead;
●	the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for tumor-activated immunotherapies and our license agreement with Gilead for XTX301, as well as the scope, costs and timing of our development obligations under these agreements;
●	our ability to maintain our co-funded clinical trial collaboration with Roche to further develop vilastobart in combination with atezolizumab, including the timing and amount of cost-sharing payments under the collaboration;
●	the potential receipt of up to $100.0 million in additional gross proceeds from the exercise, if any, of the common stock warrants issued in connection with our June 2025 follow-on public offering;
●	our ability to secure sufficient additional capital or implement other strategies needed to alleviate the substantial doubt about our ability to continue as a going concern;
●	the scope, prioritization and number of our research and development programs;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	general economic conditions, including inflation and the imposition of new or revised global trade tariffs; and
●	the costs of maintaining our operations and continuing to operate as a public company.

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

Contractual Obligations

During the six months ended June 30, 2025, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Except as described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the estimates required in determining the fair value of the common stock warrant liabilities that are described in Note 3 to the condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q.

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital, we will need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.

As of June 30, 2025, we had cash and cash equivalents of $121.6 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2025 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2026. However, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, we expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, tumor-activated immuno-oncology, or I-O, molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. These conditions raise substantial doubt about our ability to continue as a going concern. In order to fund our operations, we will need to raise additional capital, which could be obtained through the cash exercise, if any, of the Series B warrants and Series C warrants issued in connection with our June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under our existing agreements with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead, additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. However, there can be no assurance that we will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under our existing agreements with Gilead or AbbVie or that the we will be able to complete any such transaction on acceptable terms or otherwise. If we are not able to secure sufficient additional capital when needed, we may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. Please see Note 1 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information about our liquidity and going concern. Please see Note 8 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information about the terms of the warrants we issued in our June 2025 follow-on public offering, including certain potential adjustments to the exercise price of such warrants.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, vilastobart and XTX301, and ongoing preclinical development for our current and future product candidates;
●	our ability to maintain our collaboration and license agreements with AbbVie and Gilead;
●	the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for tumor-activated immunotherapies and our license agreement with Gilead for XTX301, as well as the scope, costs and timing of our development obligations under these agreements;
●	our ability to maintain our co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd, or Roche, to further develop vilastobart in combination with atezolizumab, including the timing and amount of cost-sharing payments under the collaboration;
●	the potential receipt of up to $100.0 million in additional gross proceeds from the exercise, if any, of the common stock warrants issued in connection with our June 2025 follow-on public offering;
●	our ability to secure sufficient additional capital or implement other strategies needed to alleviate the substantial doubt about our ability to continue as a going concern;
●	the scope, prioritization and number of our research and development programs;
●	the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
●	the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
●	the scope, costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
●	the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
●	general economic conditions, including inflation and the imposition of new or revised global trade tariffs; and
●	the costs of maintaining our operations and continuing to operate as a public company.

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. We currently do not have any committed external sources of funds and adequate additional capital may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening economic conditions, both inside and outside the United States, including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, future pandemics, geopolitical tensions, including trade wars or civil or political unrest, or wars or other armed conflicts. We can give no assurance that we will be able to secure additional capital to support our operations, or if such funds are available to us, that such additional funding will be sufficient to meet our needs. These factors raise substantial doubt about our ability to continue as a going concern, and our failure to raise sufficient additional capital, on attractive terms or at all, would have a material adverse effect on our business, results of operations and financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to product candidates or our technology. In addition, the issuance of shares of common stock upon the exercise of our outstanding prefunded warrants or common stock warrants will result in immediate and substantial dilution to our existing stockholders.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, the issuance of shares of common stock upon the exercise of our outstanding prefunded warrants or common stock warrants will result in immediate and substantial dilution to our existing stockholders. Similarly, if we issue additional shares of our common stock in one or more public or private offerings in the future, our existing stockholders will suffer further dilution. In addition, as a condition to providing additional funds to us, Gilead and AbbVie received rights superior to those of existing stockholders, and in connection with the issuance of prefunded warrants and common stock warrants in June 2025, we agreed to specified restrictions on our future equity issuances, such as minimum purchase price requirements, unless we obtain the requisite prior approval of the warrant holders. Future investors may similarly receive rights that are superior to those of existing investors or which place restrictions on our future equity issuances. In addition, the incurrence of any indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Further, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Since inception, we have incurred significant operating losses, including net losses of $29.1 million and $31.1 million for the six months ended June 30, 2025 and 2024, respectively, and a net loss of $58.2 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $412.9 million. As of June 30, 2025, we had cash and cash equivalents of $121.6 million. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; sales of common stock in our initial public offering, or IPO, and through “at-the-market” offerings; the sale of prefunded warrants and common stock warrants in a follow-on public offering; and upfront payments under our collaboration and license agreements with AbbVie and Gilead. All of our programs are in clinical or preclinical development. As a result, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year, and we expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

●	continue to advance our current research programs and conduct additional research programs;
●	advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
●	seek marketing approvals for product candidates that successfully complete clinical trials, if any;
●	obtain, expand, maintain, defend and enforce our intellectual property;
●	continue to discover, validate and develop additional product candidates;
●	continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
●	acquire or in-license other product candidates, technologies or intellectual property;
●	hire additional personnel to support current or future programs;

●	establish a commercial and distribution infrastructure to commercialize products for which we may obtain marketing approval, if any; and
●	incur additional costs associated with current and future research development and commercialization efforts and operations as a public company.

Even if we successfully complete clinical trials and obtain regulatory approval for one or more of our product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of those product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. In addition, even if we are able to generate revenue from product sales, we may not become profitable.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: vilastobart and XTX301. We are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1C combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with metastatic microsatellite stable colorectal cancer, or MSS CRC. XTX301 has completed enrollment in Phase 1A monotherapy dose escalation and continues to enroll patients in Phase 1B monotherapy dose expansion of our ongoing Phase 1 clinical trial in patients with advanced solid tumors under our exclusive license agreement with Gilead. We also have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development, including XTX501, our masked PD-1/IL-2 bispecific, which is designed to selectively stimulate PD-1 positive antigen-experienced T cells and enhance their function and is currently advancing in initial IND-enabling activities, and our wholly owned preclinical programs for masked T cell engagers targeting prostate-specific membrane antigen, or PSMA, claudin 18.2, or CLDN18.2, and six-transmembrane epithelial antigen of prostate 1, or STEAP1, as well as an additional masked T cell engager program in collaboration with AbbVie.

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

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, the Phase 1/2 data for vilastobart in combination with atezolizumab and the Phase 1 data for XTX301 reported to date. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported updated data from our Phase 2 clinical trial for vilastobart in combination with atezolizumab in May 2025, and we most recently reported safety data from our Phase 1 clinical trial for XTX301 in December 2024. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with metastatic MSS CRC. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

In March 2024, our wholly owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into a license agreement with Gilead, pursuant to which Gilead was granted an exclusive global license to develop and commercialize XTX301, our tumor activated IL-12, and other specified molecules directed toward IL-12. In February 2025, Xilio Development entered into a collaboration, license and option agreement with AbbVie, pursuant to which AbbVie was granted (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation and (ii) an exclusive license to develop and commercialize a masked antibody-based immunotherapy. We may in the future seek third-party collaborators or licensors for the research, development and commercialization of other current or future product candidates. With respect to our agreements with Gilead and AbbVie, and what we expect will be the case with any future collaboration agreements we enter into, we have and would likely have limited control over whether such collaborators pursue the development of our product candidates or the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates that we seek to develop with them. For example, under the license agreement with Gilead, if Gilead exercises its right to transition responsibilities for the development and commercialization of XTX301 and the rest of our IL-12 program, it will have sole decision-making authority with respect to the continued development and future commercialization of our IL-12 program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed IL-12 program assets to us. Similarly, subject to limited exceptions, AbbVie has sole decision-making authority with respect to the development and commercialization of the masked antibody-based immunotherapy program. With respect to any T cell engager program for which AbbVie exercises its option, AbbVie will have sole decision-making authority with respect to the continued development and future commercialization of such option program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed T cell engager program assets to us. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations or licenses will be developed further or reach commercialization. Further, our ability to generate revenues from these existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

With respect to XTX301, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several other companies that have modified IL-12 delivery programs in development, including Cullinan Management Inc., Dragonfly Therapeutics, Inc., ImmunityBio, Inc., Shanghai KangaBio Co., Ltd., Mural Oncology, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Sonnet BioTherapeutics, Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

With respect to our most advanced research-stage product candidate, XTX501, currently, there are no bispecific PD-1 targeted IL-2 therapies approved for the treatment of cancer. However, if we continue to advance development of XTX501, we are aware of several other companies that have modified PD-1 targeted IL-2 bispecific antibodies in development, including Anaveon AG, Bright Peak Therapeutics, Inc., Innovent Biologics, Inc., Regeneron Pharmaceuticals, Inc., Roche, and Teva Pharmaceutical Industries, Ltd.

With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. We are aware of several other companies that have masked T cell engager programs in development for PSMA, including Janux Therapeutics, Inc. and Vir Biotechnology, Inc. We are aware of one other company, Werewolf Therapeutics, Inc., currently developing a masked T cell engager program for STEAP1. To our knowledge, there are no companies currently developing a masked T cell engager program for CLDN18.2. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including Amgen Inc., Innovent Biologics, Inc., Transcenta Holding Ltd. and Zai Lab Limited, and for STEAP1, including Amgen Inc., Nutcracker Therapeutics and Xencor Inc.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, which was signed by the current president on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

During the 2016-2020 presidential administration, Congress and the administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, the current president revoked numerous executive orders issued by President Biden, including at least two executive orders, E.O. 14009, Strengthening Medicaid and the Affordable Care Act, and E.O. 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage, which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

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

On April 2, 2025, an executive order issued by the new presidential administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others), including China. To date, we have relied upon third party suppliers and vendors located in China for a significant amount of goods or components of goods necessary for the research and development of our product candidates. Earlier the administration imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or the USMCA, and tariffs equaling 20% on China. In response, several countries, including China, have threatened retaliatory measures and imposed retaliatory tariffs that would impact goods or components of goods historically imported by us. Prior to when the country-

specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China to allow for negotiations. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 12, 2025. Several other countries have also reached deals with the U.S. that include reduced tariff rates and other measures. On July 31, 2025, the administration issued an executive order detailing new reciprocal tariff rates for individual countries with an effective date of August 7, 2025. The new rates range between 10% and 41%. The revised rates reflect the deals that have been announced during the suspension period. China, Canada and Mexico were not included in the July 31, 2025 announcement. Imports from these countries are subject to additional tariffs imposed under separate executive orders. China tariffs, which are currently at a minimum of an additional 30%, are due to increase on August 12, 2025. unless the suspension is extended. With regard to Mexico, on July 31, 2025, the U.S. and Mexico agreed to extend their negotiations for another 90 days. Consequently, the tariff rate on Mexican imports that are not covered by the USMCA remains at 25%. And, while the U.S. and Canada continue to engage in discussions, the U.S. announced an increase in Canada’s tariff rate for goods not covered by the USMCA from 25% to 35%, effective August 1, 2025. The extent and duration of increased tariffs or retaliatory tariffs, and the resulting impact on general economic conditions and on our business, are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment agreements that outline the terms of employment with each of our executive officers, each of them may terminate their employment with us at any time. As such, these employment agreements do not guarantee our retention of our executive officers for any period of time. In addition, at our 2025 annual meeting of stockholders, our stockholders approved a certificate of amendment to our restated certificate of incorporation to provide for the exculpation of our executive officers, as permitted under Delaware law, which amendment became effective on June 10, 2025. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates. Furthermore, the cost of directors’ and officers’ liability insurance, or D&O insurance, is subject to change, which could result in D&O insurance becoming significantly more expensive for us to maintain or require us to accept coverage terms or policy limits that are less favorable. Accordingly, there is no guarantee that we will be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. An inability to secure and maintain D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business. We do not maintain “key person” insurance for any of our employees.

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

The trading volume and market price of our common stock has been, and may continue to be, subject to significant fluctuations in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The trading volume and market price for our common stock may be influenced by many factors, including:

●	the results from our preclinical studies and clinical trials;
●	the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results from, delays in initiating or completing, or termination of clinical trials;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

●	regulatory or legal developments in the United States and foreign countries;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
●	lower than expected market acceptance of our product candidates, if approved;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any product candidate, or approved product or inability to do so at acceptable prices;
●	variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
●	the clinical results of our competitors or potential competitors;
●	introduction of new products or services by our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our common stock;
●	conditions or trends in our industry;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future, including the common stock that may be issuable upon the exercise of outstanding prefunded warrants and common stock warrants, or the perception that such sales could occur;
●	adoption of new, or changes to current accounting standards;
●	ineffectiveness of our internal controls;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes in the structure of healthcare payment systems;
●	investors’ general perception of our company and our business;
●	overall performance of the equity markets;
●	potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
●	significant lawsuits, including patent or stockholder litigation;
●	proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
●	future sales of our common stock by our officers, directors and significant stockholders;
●	recruitment or departure of key personnel;
●	public health epidemics or pandemics, such as the COVID-19 pandemic, and any recession, depression, or other sustained adverse market event or economic impact resulting from such epidemics or pandemics;
●	general political, economic, industry and market conditions; and
●	other events or factors described in this “Risk Factors” section, many of which are beyond our control.

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

Unstable global economic and political conditions, including economic uncertainty tied to interest rates and heightened inflation, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, could adversely affect our business, financial condition, stock price and ability to raise capital. The global economy, in particular the financial markets, have recently experienced significant disruption and volatility, including without limitation, as a result of heightened inflation, capital market volatility, interest rate and currency rate fluctuations, volatility in commodity prices, decline in consumer confidence and economic growth, supply chain disruptions, banking disruptions, and uncertainty resulting from geopolitical events, including trade wars, civil and political unrest, wars and other armed conflicts. In addition, market volatility, high levels of inflation and high interest rates may increase our cost of financing or restrict our access to potential sources of future capital. Furthermore, our stock price may further decline due in part to the volatility of the stock market and any general economic downturn. If the disruption and volatility persist or deepen, we may be unable to raise sufficient additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, our business, financial condition, stock price and results of operations could be adversely affected, and we may need to implement cost reduction strategies, which could include delaying, reducing or altogether terminating both internal and external costs related to our operations and research and development programs. In addition, political developments impacting government spending and international trade, including changes in trade agreements, trade disputes, tariffs and investment restrictions, such as the ongoing trade dispute between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions. These global economic and political factors could also strain certain of our suppliers and manufacturers, including our primary CDMO, possibly resulting in supply disruptions or increased raw material or manufacturing costs, or adversely impacting their ability to manufacture clinical trial materials for our product candidates. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.

Our principal stockholders and management own a significant percentage of our common stock and exert significant control over matters subject to stockholder approval.

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, cash tax obligations. For example, the Inflation Reduction Act, or the IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating the impact to our business or financial condition. The recent changes under the OBBBA include tax rate extensions, changes to the business interest deduction limitation, immediate expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), changes to the bonus depreciation deduction rules, and changes to the international tax framework. Regulatory guidance under the OBBBA and other tax-related legislation is and continues to be forthcoming, and we will utilize such guidance to analyze the impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Registrant, as amended
3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

4.1

Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on June 3, 2025)

4.2

Form of Series A, Series B and Series C Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on June 3, 2025)

10.1

Underwriting Agreement, dated June 2, 2025, by and between Xilio Therapeutics, Inc. and Leerink Partners LLC, as representative of the underwriter named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on June 3, 2025)

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

XILIO THERAPEUTICS, INC.

Date: August 14, 2025	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)