Form 10-Q
period 2025-09-30
Xilio Therapeutics, Inc.
filed 2025-11-13
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40925

Xilio Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1623397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

828 Winter Street, Suite 300 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 524-2466

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	XLO	Nasdaq Capital Market

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

Number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding on November 11, 2025: 52,500,328

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

•
the initiation, timing, progress and results of our research and development programs, including preclinical studies and clinical trials;
•
our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•
our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our collaboration agreement with AbbVie Group Holdings Limited, or AbbVie, our license agreement with Gilead Sciences, Inc., or Gilead, and our clinical collaboration with F. Hoffmann-La Roche Ltd;
•
our expectations regarding milestones, option-related fees and other contingent payments under our collaboration agreement with AbbVie and our license agreement with Gilead;
•
the potential receipt of up to $100.0 million in additional gross proceeds if all of the Series B and Series C common stock warrants issued in connection with our June 2025 follow-on public offering are exercised;
•
our ability to secure sufficient additional capital or implement other strategies needed to alleviate the substantial doubt about our ability to continue as a going concern;
•
the potential advantages and benefits of our current and future product candidates, including our beliefs regarding the potential benefits of our current and future product candidates in combination with other agents;
•
our strategic plans to research, develop and, if approved, subsequently commercialize any product candidates we may develop;
•
our ability to identify additional products, product candidates or technologies with significant potential that are consistent with our research, development and commercial objectives;
•
our manufacturing capabilities and strategy, including our reliance on third parties to manufacture our current or future product candidates;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•
the timing of and our ability to submit investigational new drug applications or biologic license applications for, and, if cleared or approved, maintain such regulatory applications or approvals for our product candidates;
•
our commercialization and marketing capabilities and strategy related to our product candidates, if approved;
•
the rate and degree of market acceptance of our product candidates, if approved;
•
our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;

•
developments relating to or impacting our competitors and our industry, including the impact of current or future government laws and regulations on us, third parties with whom we do business and our industry;
•
the impact of current or future government laws and regulations on us or third parties with whom we do business and our industry;
•
our competitive position and expectations regarding developments and projections relating to our current or future competitors and any competing therapies that are or become available;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act; and
•
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

•
Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. If we are unable to raise sufficient additional capital, we will need to implement additional cost reduction strategies, which could include delaying, limiting, reducing or eliminating both internal and external costs related to our operations and research and development programs.
•
If we fail to regain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
•
Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.
•
Our approach to the discovery and development of product candidates based on our technological approaches is unproven, and we do not know whether we will be able to develop any products of commercial value.
•
Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
•
We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•
Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
•
Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs.
•
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
•
We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
•
We have entered into, and may in the future seek to enter into, collaborations, licenses, or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.
•
Certain of our research and development and manufacturing activities take place in China through WuXi Biologics (Hong Kong) Limited, or WuXi Biologics. A significant disruption in our ability to rely on WuXi Biologics could materially adversely affect our business, financial condition and results of operations.

•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
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
•
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
•
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
•
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$103,764	$55,291
License agreement receivable	17,500	—
Prepaid expenses and other current assets	2,825	4,943
Total current assets	124,089	60,234
Restricted cash	1,801	1,782
Property and equipment, net	3,679	4,472
Operating lease right-of-use asset	4,125	4,587
Total assets	$133,694	$71,075
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,300	$2,574
Accrued expenses	8,952	9,981
Deferred revenue, current portion	43,846	13,518
Operating lease liability, current portion	1,303	1,188
Total current liabilities	56,401	27,261
Deferred revenue, net of current portion	25,498	19,262
Operating lease liability, net of current portion	5,960	6,954
Common stock warrant liabilities	53,930	—
Total liabilities	141,789	53,477
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized at September 30, 2025 and 200,000,000 shares authorized at December 31, 2024; 51,829,013 shares issued and outstanding at September 30, 2025; 45,756,773 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	421,049	401,346
Accumulated deficit	(429,149)	(383,753)
Total stockholders’ (deficit) equity	(8,095)	17,598
Total liabilities and stockholders’ (deficit) equity	$133,694	$71,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Collaboration and license revenue	$19,066	$2,263	$30,080	$4,620
Total revenue	19,066	2,263	30,080	4,620
Operating expenses
Research and development	$14,321	$10,759	$37,917	$32,375
General and administrative	6,674	6,307	22,309	18,261
Restructuring	—	(41)	—	937
Total operating expenses	20,995	17,025	60,226	51,573
Loss from operations	(1,929)	(14,762)	(30,146)	(46,953)
Other income (expense), net
Change in fair value of common stock warrant liabilities	(15,380)	—	(15,430)	—
Other income (expense), net	1,022	742	180	1,805
Total other income (expense), net	(14,358)	742	(15,250)	1,805
Net loss and comprehensive loss	$(16,287)	$(14,020)	$(45,396)	$(45,148)
Net loss per share, basic and diluted	$(0.11)	(0.22)	$(0.43)	$(0.91)
Weighted average common shares outstanding, basic and diluted	144,106,869	63,465,063	105,339,205	49,762,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

For the three months ended September 30, 2025 and 2024

(In thousands, except share data)

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	51,827,910	$5	$419,926	$(412,862)	$7,069
Exercise of stock options	1,103	—	—	—	—
Stock-based compensation expense	—	—	1,123	—	1,123
Net loss	—	—	—	(16,287)	(16,287)
Balance at September 30, 2025	51,829,013	$5	$421,049	$(429,149)	$(8,095)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	43,951,922	$4	$390,052	$(356,640)	$33,416
Exercise of stock options	6,152	—	4	—	4
Stock-based compensation expense	—	—	1,574	—	1,574
Net loss	—	—	—	(14,020)	(14,020)
Balance at September 30, 2024	43,958,074	$4	$391,630	$(370,660)	$20,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

For the nine months ended September 30, 2025 and 2024

(In thousands, except share data)

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	45,756,773	$5	$401,346	$(383,753)	$17,598
Issuance of prefunded warrants in connection with a follow-on public offering, net of issuance costs	—	—	10,818	—	10,818
Issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	4,347,826	—	2,810	—	2,810
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	1,550,000	—	2,017	—	2,017
Issuance of common stock under employee stock purchase plan	45,505	—	40	—	40
Vesting of restricted stock units	111,375	—	—	—	—
Exercise of stock options	17,534	—	9	—	9
Stock-based compensation expense	—	—	4,009	—	4,009
Net loss	—	—	—	(45,396)	(45,396)
Balance at September 30, 2025	51,829,013	$5	$421,049	$(429,149)	$(8,095)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,607,646	$3	$362,336	$(325,512)	$36,827
Issuance of common stock and prefunded warrants to Gilead and certain accredited investors in private placements, net of issuance costs	9,298,598	—	17,513	—	17,513
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	7,000,000	1	6,824	—	6,825
Issuance of common stock under employee stock purchase plan	38,998	—	34	—	34
Vesting of restricted common stock	5,617	—	—	—	—
Exercise of stock options	7,215	—	5	—	5
Stock-based compensation expense	—	—	4,918	—	4,918
Net loss	—	—	—	(45,148)	(45,148)
Balance at September 30, 2024	43,958,074	$4	$391,630	$(370,660)	$20,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(45,396)	$(45,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,218	1,268
Stock-based compensation expense	4,009	4,918
Change in fair value of common stock warrant liabilities	15,430	—
Issuance costs allocated to common stock warrant liabilities	2,284	—
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
License agreement receivable	(17,500)	—
Prepaid and other assets	2,580	1,769
Accounts payable	(276)	(76)
Accrued expenses and other liabilities	(1,907)	(1,458)
Deferred revenue	36,564	34,504
Net cash used in operating activities	(2,994)	(4,221)
Cash flows from investing activities:
Purchases of property and equipment	(423)	(30)
Net cash used in investing activities	(423)	(30)
Cash flows from financing activities:
Repayments of debt principal	—	(3,333)
Payments of finance lease	—	(49)
Proceeds from issuance of common stock under employee stock purchase plan	40	34
Proceeds from exercise of stock options	9	5
Proceeds from issuance of prefunded warrants and common stock warrants in connection with a follow-on public offering, net of issuance costs	47,033	—
Proceeds from issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	2,810	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	2,017	6,824
Proceeds from issuance of common stock and prefunded warrants to Gilead and certain accredited investors in private placements, net of issuance costs	—	17,513
Net cash provided by financing activities	51,909	20,994
Increase in cash, cash equivalents and restricted cash	48,492	16,743
Cash, cash equivalents and restricted cash, beginning of period	57,073	46,291
Cash, cash equivalents and restricted cash, end of period	$105,565	$63,034
Supplemental cash flow disclosure:
Cash paid for interest	$—	$62
Supplemental disclosure of non-cash activities:
Transfer of finance lease asset to property and equipment	$—	$85
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$103,764	$61,259
Restricted cash	1,801	1,775
Cash, cash equivalents and restricted cash, end of period	$105,565	$63,034

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

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of September 30, 2025, the Company had an accumulated deficit of $429.1 million and has incurred significant operating losses, including net losses of $45.4 million and $45.1 million for the nine months ended September 30, 2025 and 2024, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its pipeline of novel, tumor-activated I-O molecules through preclinical and clinical development, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date of the issuance of these condensed consolidated financial statements.

In order to fund its operations, the Company will need to raise additional capital, which could be obtained through the cash exercise of common stock warrants issued in connection with the June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under the Company’s existing agreements with Gilead Sciences, Inc. (“Gilead”) and AbbVie Group Holdings Limited (“AbbVie”), additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. In the fourth quarter of 2025, the Company received a $17.5 million development milestone payment from Gilead. However, there can be no assurance that the Company will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under its existing agreements with Gilead or AbbVie or that the Company will be able to complete any additional transactions on acceptable terms or otherwise. If the Company is not able to secure sufficient additional capital when needed, the Company may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to its operations and research and development programs. In addition, the Company has based its estimates on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it anticipates.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2025 and the results of its operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company anticipates that the adoption of ASU 2023-09 will expand its income tax footnote disclosures, including a more detailed effective tax rate reconciliation.

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

3. Fair Value Measurements

The Company measures the following liabilities at fair value on a recurring basis:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrant to purchase common stock	$—	$—	$35,150	$35,150
Series B warrant to purchase common stock	—	—	11,070	11,070
Series C warrant to purchase common stock	—	—	7,710	7,710
Total financial liabilities	$—	$—	$53,930	$53,930

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

The inputs used in the fair market value of the Company’s common stock warrants liabilities as of the issuance date and September 30, 2025 were the following:

	June 5, 2025	September 30,
	(issuance date)	2025
Closing price of common stock	$0.68	$0.84
Warrant exercise price	$0.75	$0.75
Expected volatility	70%	70%
Risk free interest rate	3.91%	3.67%
Expected dividend yield	—	—
Expected term (in years)	0.57 - 5.00	0.17 - 4.68

The following table summarizes the changes in the fair market value of the Company’s common stock warrant liabilities, which are classified within the Level 3 fair value hierarchy:

				Total level 3
				financial
	Series A	Series B	Series C	liabilities
Balance at December 31, 2024	$—	$—	$—	$—
Initial fair value of common stock warrant liabilities	26,840	6,600	5,060	38,500
Change in fair value of common stock warrant liabilities	8,310	4,470	2,650	15,430
Balance at September 30, 2025	$35,150	$11,070	$7,710	$53,930

4. Property and Equipment, Net

Property and equipment, net consists of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Laboratory equipment	$6,334	$5,911
Computers and software	—	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Total property and equipment	12,139	11,899
Less: accumulated depreciation	(8,460)	(7,427)
Property and equipment, net	$3,679	$4,472

The Company recognized depreciation and amortization expense related to property and equipment of $0.3 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The Company recognized depreciation and amortization expense related to property and equipment of $1.2 million for each of the nine months ended September 30, 2025 and 2024.

5. Accrued Expenses

Accrued expenses consist of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
External research and development	$3,488	$4,899
Personnel-related	4,194	4,208
Professional and consulting fees	1,182	743
Other	88	131
Total accrued expenses	$8,952	$9,981

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

As of September 30, 2025, the Company has received $52.0 million in payments under the AbbVie agreements, consisting of a $42.0 million upfront cash payment under the Collaboration Agreement and $10.0 million in gross proceeds from the private placement under the stock purchase agreement. In addition, as of September 30, 2025, the Company is eligible to receive up to approximately $2.1 billion in additional contingent payments under the Collaboration Agreement, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the Option Programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all Option Programs and the Collaboration Program. In addition, the Company is eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for the Option Program and is eligible to receive tiered royalties ranging in the mid-single digits on annual global net product sales for the Collaboration Program.

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

For purposes of ASC 606, the transaction price at the outset of the arrangement was determined to be $49.1 million, which consisted of the upfront cash payment of $42.0 million under the Collaboration Agreement and the $7.1 million premium on the sale of common stock to AbbVie Inc. The Company used the most likely amount method to estimate variable consideration. All contingent payments are fully constrained as of September 30, 2025, as the achievement of the milestones underlying such contingent payments is based on either the Company or AbbVie’s ability to execute under the development plan which is not certain at contact inception. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the three and nine months ended September 30, 2025, the Company recognized collaboration and license revenue of $8.3 million and $13.9 million, respectively, under the Collaboration Agreement and the stock purchase agreement. As of September 30, 2025, the Company recorded deferred revenue of $35.3 million, of which $24.3 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2026 depending on (i) the timing of services being provided for the Collaboration Program and the Initial Option Program and (ii) the timing of AbbVie’s exercise or expiration of the material rights.

License Agreement with Gilead Sciences, Inc.

In March 2024, Xilio Development entered into a license agreement with Gilead, pursuant to which it granted Gilead an exclusive global license to develop and commercialize efarindodekin alfa (XTX301), the Company’s tumor-activated IL-12 product candidate, and specified other molecules directed to IL-12. Xilio Development is responsible for conducting clinical development for efarindodekin alfa through an initial Phase 2 clinical trial. Following the delivery by Xilio Development of a specified clinical data package for efarindodekin alfa related to the Phase 1 clinical trial and the initial Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of efarindodekin alfa to Gilead, subject to the terms of the license agreement and payment by Gilead of a $75.0 million transition fee.

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

As of September 30, 2025, the Company has received $55.0 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement and $25.0 million in gross proceeds from private placements under the stock purchase agreement. As of September 30, 2025, the Company is eligible to receive up to $592.5 million in additional contingent payments, which consist of a $17.5 million development milestone prior to opt-in, a $75.0 million transition fee if Gilead exercises its option for the IL-12 program and up to $500.0 million in specified development, regulatory and sales-based milestones after opt-in. The Company achieved the $17.5 million development milestone in the third quarter of 2025 in connection with the initiation of the Phase 2 trial and recorded the milestone as a receivable on the condensed consolidated balance sheet as of September 30, 2025. The Company received payment of the milestone from Gilead during the fourth quarter of 2025. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

The Company determined that the license agreement represents a contract with a customer within the scope of ASC 606 and identified two promises under the license agreement: (i) the exclusive licenses granted to Gilead related to the Company’s IL-12 program and (ii) the provision by Xilio Development and its affiliates of development services related to ongoing and planned clinical trials for efarindodekin alfa through an initial Phase 2 clinical trial. The Company determined that the exclusive license and development services were not capable of being distinct on the basis that the development services to be provided by Xilio Development are specialized in nature, specifically with respect to its specialized expertise related to efarindodekin alfa, the IL-12 program and the Company’s proprietary platform for tumor-activated biologics. Accordingly, the Company concluded that there is a single identified combined performance obligation consisting of the exclusive license and the development services.

For purposes of ASC 606, the transaction price of the license agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the license agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. During the three and nine months ended September 30, 2025, the overall transaction price was adjusted to include the achievement of the $17.5 million development milestone in the third quarter of 2025. All additional contingent payments are fully constrained as of September 30, 2025, as the achievement of the milestones underlying such contingent payments are uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such additional contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the three and nine months ended September 30, 2025, the Company recognized collaboration and license revenue of $10.7 million and $16.2 million, respectively, under the license agreement and the stock purchase agreement with Gilead. Each of the three and nine months ended September 30, 2025 included a cumulative catch-up of revenue of $7.0 million related to the adjustment of the overall transaction price due to the achievement of the $17.5 million development milestone during the third quarter of 2025. During the three and nine months ended September 30, 2024, the Company recognized collaboration and license revenue of $2.3 million and $4.6 million, respectively, under the license agreement and the stock purchase agreement with Gilead. As of September 30, 2025, the

Company recorded deferred revenue under the license agreement and the stock purchase agreement of $34.1 million, of which $19.6 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

	Gilead	AbbVie	Total
Deferred revenue as of December 31, 2024	$32,780	$—	$32,780
Additions	17,500	49,144	66,644
Collaboration and license revenue recognized	(16,188)	(13,892)	(30,080)
Deferred revenue as of September 30, 2025	$34,092	$35,252	$69,344

Clinical Trial Collaboration with F. Hoffmann-La Roche Ltd

In July 2023, the Company and F. Hoffmann-La Roche Ltd (“Roche”) entered into a clinical trial collaboration pursuant to a clinical supply agreement to evaluate vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial consisting of Phase 1 dose escalation assessing the combination in patients with advanced solid tumors and Phase 2 assessing the combination in patients with microsatellite stable metastatic colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. As of September 30, 2025, the Company has received $8.0 million in total cost-sharing payments from Roche. The Company is responsible for conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to vilastobart.

The Company concluded that the cost-sharing payments under the clinical supply agreement are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments under the clinical supply agreement as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. The Company did not recognize a reduction of research and development expense during each of the three months ended September 30, 2025 and 2024. The Company recognized a reduction of research and development expense of $2.0 million during each of the nine months ended September 30, 2025 and 2024.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of September 30, 2025 and December 31, 2024, the Company had a letter of credit for the benefit of its landlord in the amount of $1.8 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company’s restated certificate of incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

As of September 30, 2025, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 600,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2024, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share.

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

Each Series B warrant is exercisable beginning on November 1, 2025, with an exercise price of $0.75 per share of common stock, and will expire on December 2, 2025, provided that if the closing sale price of the Company’s common stock is below the exercise price on such date, the exercise price will reset to the closing sale price on December 1, 2025 and the expiration time will be extended to December 31, 2025.

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

The Company received initial gross proceeds from the offering of $50.0 million, before deducting approximately $3.0 million in aggregate issuance costs related to the offering, which consisted of underwriting discounts and commissions and offering expenses payable by the Company. The Company allocated the initial gross proceeds as follows: $26.8 million to the Series A warrants, $6.6 million to the Series B warrants and $5.1 million to the Series C warrants, in each case, based on the fair value of each instrument on the date of issuance with the remaining $11.5 million allocated to the prefunded warrants. The Company allocated the issuance costs to the financial instruments in a manner consistent with the allocation of the proceeds. The Company allocated approximately $2.3 million in issuance costs to the common stock warrants that are classified as liabilities, which was recorded as a component of other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2025. The Company allocated approximately $0.7 million in issuance costs to the prefunded warrants that are classified in equity, which was recorded as a reduction to additional paid in capital on the condensed consolidated balance sheets as of September 30, 2025.

During each of the three and nine months ended September 30, 2025, the Company recognized a loss of $15.4 million, related to the change in fair value of the common stock warrants, which is recorded as a component of the change in fair value of common stock warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

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

“At-The-Market” Offering Program

In November 2022, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company could issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264) (the “Prior S-3 Shelf”). In November 2022, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company LLC under which the Company could issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $75.0 million under a sales agreement prospectus filed as part of the Prior S-3 Shelf. During the year ended December 31, 2024, the Company issued and sold 7,000,000 shares of its common stock pursuant to the Cowen Sales Agreement at a price of $1.00 per share for aggregate gross proceeds of $7.0 million. During the nine months ended September 30, 2025, the Company issued and sold an additional 1,550,000 shares of its common stock pursuant to the Cowen Sales Agreement at a weighted average price of $1.3348 per share for aggregate gross proceeds of approximately $2.1 million. In March 2025, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703) (the “New S-3 Shelf”). In March 2025, the Company terminated the Cowen Sales Agreement, and the Company entered into a new sales agreement with Leerink Partners, LLC (the “Leerink Sales Agreement”), under which the Company may issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million. Prior to the effectiveness of the New S-3 Shelf, the offering of shares under the Leerink Sales Agreement was registered under the Prior S-3 Shelf. In connection with the effectiveness of the New S-3 Shelf, the registration of such offering under the Prior S-3 Shelf was terminated and such offering was registered under the New S-3 Shelf.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock underlying the securities issued below as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Stock options and unvested restricted stock units	13,992,630	11,328,134
Employee stock purchase plan	1,314,384	901,208
Prefunded warrants	92,278,707	25,602,707
Common stock warrants	200,030,631	2,631
Total shares reserved for future issuance	307,616,352	37,834,680

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 6,579,016 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance under the 2021 Plan automatically increased by 2,293,405 shares. As of September 30, 2025, there were 1,907,013 shares of common stock available for future issuance under the 2021 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 275,000 shares of the Company’s common stock for issuance under the 2022 Inducement Plan. In November 2024, the number of shares reserved for issuance under the 2022 Inducement Plan increased by 500,000 shares. In March 2025, the number of shares reserved for issuance under the 2022 Inducement Plan increased by an additional 500,000 shares. As of September 30, 2025, there were 238,300 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 292,031 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 584,062 shares of common stock per year). On January 1, 2025, the number of shares reserved for issuance under the 2021 ESPP was increased by 458,681 shares. During the nine months ended September 30, 2025 and 2024, the Company issued 45,505 shares of common stock and 38,998 shares of common stock under the 2021 ESPP, respectively. As of September 30, 2025, there were 1,314,384 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2025 and 2024, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$319	$384	$1,054	$1,275
General and administrative expense	804	1,190	2,955	3,643
Total stock-based compensation expense	$1,123	$1,574	$4,009	$4,918

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2024	8,333,932	$4.15	8.0	$282
Granted	3,882,830	$0.90
Exercised	(17,534)	$0.58
Forfeited	(686,036)	$3.70
Outstanding as of September 30, 2025	11,513,192	$3.09	7.9	$263
Exercisable as of September 30, 2025	6,453,329	$4.55	7.0	$68

(1)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2025 and 2024 was $0.71 per share and $0.68 per share, respectively. The following assumptions were used in determining the fair value of options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.9 - 4.4%	3.7 - 4.6%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	94.5 - 100.8%	87.7 - 91.4%

As of September 30, 2025, the Company had unrecognized stock-based compensation expense of $4.1 million related to stock options issued to employees and directors, which is expected to be recognized over a weighted-average period of 2.8 years.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2024	445,500	$0.55
Granted	—	$—
Vested	(111,375)	$0.55
Forfeited	—	$—
Unvested as of September 30, 2025	334,125	$0.55

For each of the nine months ended September 30, 2025 and 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of September 30, 2025, the Company had unrecognized stock-based compensation expense of $0.2 million related to these restricted stock units, which is expected to be recognized over 2.3 years.

10. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes the prefunded warrants to purchase common stock issued in connection with the Company’s private placements with certain existing investors and Gilead and the Company’s follow-on public offering, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of September 30, 2025, no prefunded warrants have been exercised and 92,278,707 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Nine Months Ended
	September 30,
	2025	2024
Unvested restricted stock units	334,125	445,500
Outstanding stock options	11,513,192	8,006,371
Common stock warrants	200,030,631	2,631
Unvested employee stock purchase plan shares	62,339	37,097
Total common stock equivalents	211,940,287	8,491,599

11. Subsequent Events

On October 20, 2025, the Company filed a proxy statement seeking stockholder approval of the following: (i) a one-time repricing of certain outstanding employee stock options and (ii) the Xilio Therapeutics, Inc. 2025 Stock Incentive Plan, with an aggregate of 32.0 million shares of common stock reserved for issuing stock options to employees. The stockholder meeting to vote on the proposals stated within the proxy statement is scheduled to be held on November 21, 2025.

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

Overview

We are a clinical-stage biotechnology company discovering and developing tumor-activated, or masked, immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. We are leveraging our proprietary platform to advance a pipeline of novel, tumor-activated I-O molecules that are designed to optimize the therapeutic index by localizing anti-tumor activity within the tumor microenvironment, including masked antibodies, bispecifics, cytokines and immune cell engagers. Current I-O therapies have curative potential for patients with cancer. However, their potential is significantly curtailed by systemic toxicity that results from activity of the therapeutic molecule outside the tumor microenvironment. Our molecules are engineered to localize activity within the tumor microenvironment with minimal systemic effects, resulting in the potential to achieve enhanced anti-tumor activity and increasing the population of patients who may be eligible to receive our medicines. To date, we have presented data across our clinical-stage programs showing clinical validation for our tumor-activation platform. Our most advanced clinical-stage product candidates are vilastobart, a tumor-activated, Fc-enhanced anti-CTLA-4 monoclonal antibody, or mAb, and efarindodekin alfa (XTX301), a tumor-activated, engineered interleukin 12, or IL-12, therapy. We are currently advancing clinical development for vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 2 clinical trial in patients with microsatellite stable metastatic colorectal cancer, or MSS mCRC, under a co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd, or Roche. In November 2025, we announced new data from the ongoing Phase 2 clinical trial at the Society for Immunotherapy of Cancer (SITC) 40th Annual Meeting in patients with MSS mCRC without liver metastases and high plasma tumor mutational burden, or TMB, and we anticipate reporting additional data from the Phase 2 trial in the first half of 2026. Based on the promising clinical activity and safety profile demonstrated by vilastobart to date as a combination therapy, including in patients who had high plasma TMB, we are actively seeking a partner to develop vilastobart in combination with PD-(L)1 or PD1-VEGF in MSS mCRC and other tumor types. For efarindodekin alfa, in the third quarter of 2025, we initiated a Phase 2 trial in patients with advanced solid tumors and achieved a $17.5 million development milestone under our exclusive license agreement with Gilead Sciences, Inc., or Gilead. We have completed enrollment in the Phase 1A monotherapy dose escalation and Phase 1B monotherapy dose expansion portions of our ongoing Phase 1/2 clinical trial, and evaluation of patients is ongoing. In addition to our clinical-stage product candidates, we are leveraging our proprietary tumor-activation platform to advance multiple preclinical programs for XTX501, a bispecific PD-1/masked IL-2 and our masked T cell engager molecules, including wholly owned programs targeting the tumor-associated antigens for PSMA, CLDN18.2 and STEAP1 and an additional program under our collaboration, license and option agreement with AbbVie Group Holdings Limited, or AbbVie.

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

In June 2025, we closed a follow-on public offering of prefunded warrants and accompanying common stock warrants and received net proceeds of $47.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. In connection with the offering, we issued prefunded warrants to purchase 66,676,000 shares of common stock, accompanied by Series A warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants), Series B warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants) and Series C warrants to purchase 66,676,000 shares of common stock (or, in certain circumstances, prefunded warrants). If all of the Series B warrants and Series C warrants are exercised in cash at their initial exercise price of $0.75 per warrant, we will receive up to $100.0 million of additional gross proceeds by the second half of 2026. For more information, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Since inception, we have incurred significant operating losses, including net losses of $45.4 million and $45.1 million for the nine months ended September 30, 2025 and 2024, respectively, and a net loss of $58.2 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $429.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

•
continue to advance our current research programs and conduct additional research programs;
•
advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
•
seek marketing approvals for product candidates that successfully complete clinical trials, if any;
•
obtain, expand, maintain, defend and enforce our intellectual property;
•
continue to discover, validate and develop additional product candidates;
•
continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
•
acquire or in-license other product candidates, technologies or intellectual property;
•
hire additional personnel to support current or future programs;
•
establish a commercial and distribution infrastructure to commercialize products for which we may obtain marketing approval, if any; and
•
incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of September 30, 2025, we had cash and cash equivalents of $103.8 million. In the fourth quarter of 2025, we received a $17.5 million development milestone under our license agreement with Gilead. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2025, together with the $17.5 million development milestone received under our license agreement with Gilead, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, we expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, tumor-activated I-O molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. These conditions raise substantial doubt about our ability to continue as a going concern. In order to fund our operations, we will need to raise additional capital, which could be obtained through the cash exercise of the Series B warrants and Series C warrants issued in connection with our June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under our existing agreements with Gilead and AbbVie, additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. However, there can be no assurance that we will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under our existing agreements with Gilead or AbbVie or that we will be able to complete any such transaction on acceptable terms or otherwise. If we are not able to secure sufficient additional capital when needed, we may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs.

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

•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense for employees engaged in research and development functions;
•
costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for both preclinical studies and current or future clinical trials;
•
costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
•
costs incurred with third-party contract research organizations, or CROs, and other third parties in connection with the conduct of our current or future clinical trials;
•
costs of sponsored research agreements and outside consultants, including their fees and related expenses;
•
costs incurred to maintain compliance with regulatory requirements;
•
fees for maintaining licenses and other amounts due under our third-party licensing agreements;
•
expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and
•
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

•
the scope, timing, costs and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
our ability to implement and maintain cost reduction strategies, as well as the timing of such cost reductions;
•
our ability to maintain our current research and development programs;
•
our ability to establish an appropriate safety profile for our product candidates with IND-enabling studies;
•
our ability to hire and retain key research and development personnel;
•
the costs associated with the development of any additional product candidates we acquire or develop through collaborations, partnerships, licenses or similar transactions;
•
our successful enrollment in and completion of clinical trials;
•
our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;
•
our receipt of regulatory approvals from applicable regulatory authorities;
•
our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
•
our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
•
the continued acceptable safety profiles of the product candidates following approval, if any;
•
our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
•
the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder, if any;
•
our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved; and
•
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

Other Income (Expense), Net

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities consists of the change in the fair value of the common stock warrant liabilities from the issuance date of June 5, 2025 to September 30, 2025.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$19,066	$2,263	$16,803
Total revenue	19,066	2,263	16,803
Operating expenses
Research and development	$14,321	$10,759	$3,562
General and administrative	6,674	6,307	367
Restructuring	—	(41)	41
Total operating expenses	20,995	17,025	3,970
Loss from operations	(1,929)	(14,762)	12,833
Other income (expense), net
Change in fair value of common stock warrant liabilities	(15,380)	—	(15,380)
Other income (expense), net	1,022	742	280
Total other income (expense), net	(14,358)	742	(15,100)
Net loss	$(16,287)	$(14,020)	$(2,267)

Collaboration and License Revenue

Collaboration and license revenue increased by $16.8 million from $2.3 million for the three months ended September 30, 2024 to $19.1 million for the three months ended September 30, 2025. The increase was due to collaboration and license revenue recognized under the collaboration, license and option agreement and stock purchase agreement that we entered into in February 2025 with AbbVie and an increase in collaboration and license revenue recognized under the license agreement and stock purchase agreement with Gilead, which included a cumulative catch-up of collaboration and license revenue of $7.0 million related to the adjustment of the overall transaction price due to the achievement of the $17.5 million development milestone during the third quarter of 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024	Change
vilastobart	$1,677	$5,368	$(3,691)
efarindodekin alfa (XTX301)	2,065	1,112	953
XTX501	2,189	—	2,189
XTX202	93	(1,237)	1,330
Other early programs and indirect research and development	3,381	1,997	1,384
Personnel-related	4,916	3,519	1,397
Total research and development expenses	$14,321	$10,759	$3,562

Research and development expenses increased by $3.6 million from $10.8 million for the three months ended September 30, 2024 to $14.3 million for the three months ended September 30, 2025. The changes in research and development expenses were primarily due to the following:

•
vilastobart costs decreased by $3.7 million, primarily driven by $3.5 million in aggregate development milestones that we incurred during the three months ended September 30, 2024 under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, and our amended and restated
exclusive license agreement with City of Hope, for which there was no comparable cost during the three months ended September 30, 2025;
•
efarindodekin alfa costs increased by $1.0 million, primarily driven by a $0.8 million increase in clinical development activities related to initiation of our Phase 2 clinical trial evaluating efarindodekin alfa as a monotherapy in patients with certain advanced solid tumors and a $0.2 million increase in manufacturing activities;
•
XTX501 costs for the three months ended September 30, 2025 consisted of manufacturing activities related to IND-enabling studies and pre-clinical development activities; for the three months ended September 30, 2024, XTX501 costs were not separately tracked as we had not begun performing IND-enabling studies;
•
XTX202 costs for the three months ended September 30, 2025 consisted of investigator costs invoiced during the final winddown process of the discontinued XTX202 study; and XTX202 costs for the three months ended September 30, 2024 include the effect of invoiced investigator costs being lower than previously estimated amounts;
•
other early programs and indirect research and development costs increased by $1.4 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
•
personnel-related costs increased by $1.4 million, primarily driven by an increase in salaries, bonuses and benefits due to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024	Change
Personnel-related	$3,414	$3,688	$(274)
Professional and consulting fees	2,374	1,658	716
Facility-related and other general and administrative expenses	886	961	(75)
Total general and administrative expenses	$6,674	$6,307	$367

General and administrative expenses increased by $0.4 million from $6.3 million for the three months ended September 30, 2024 to $6.7 million for the three months ended September 30, 2025. The changes in general and administrative expenses were primarily due to the following:

•
personnel-related costs decreased by $0.3 million, primarily driven by a $0.4 million decrease in stock-based compensation and a $0.2 million decrease in recruiting and other personnel-related costs, partially offset by a $0.3 million increase in salaries, bonuses and benefits due to higher general and administrative headcount;
•
professional and consulting fees increased by $0.7 million, primarily driven by an increase in legal fees and other professional costs; and
•
facility-related and other general and administrative expenses decreased by $0.1 million, primarily driven by a decrease in costs related to directors’ and officers’ liability insurance.

Restructuring

We did not recognize any restructuring expenses for the three months ended September 30, 2025. We recognized a credit of $41,000 in restructuring expenses for the three months ended September 30, 2024 related to a change in estimate for costs of continuation of certain employee benefits related to the workforce reduction announced in March 2024.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the three months ended September 30, 2025 was due to a loss of $15.4 million due to the increase in the fair value of the common stock warrant liabilities between June 30, 2025 and September 30, 2025, which was primarily driven by an increase in the price per share of our common stock.

Other Income (Expense), Net

Other income (expense), net, increased by $0.3 million from $0.7 million for the three months ended September 30, 2024 to $1.0 million for the three months ended September 30, 2025. The increase in other income (expense), net was primarily due to an increase in interest income due to a higher average cash balance.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	Change
Revenue
Collaboration and license revenue	$30,080	$4,620	$25,460
Total revenue	30,080	4,620	25,460
Operating expenses
Research and development	$37,917	$32,375	$5,542
General and administrative	22,309	18,261	4,048
Restructuring	—	937	(937)
Total operating expenses	60,226	51,573	8,653
Loss from operations	(30,146)	(46,953)	16,807
Other income (expense), net
Change in fair value of common stock warrant liabilities	(15,430)	—	(15,430)
Other income (expense), net	180	1,805	(1,625)
Total other income (expense), net	(15,250)	1,805	(17,055)
Net loss	$(45,396)	$(45,148)	$(248)

Collaboration and License Revenue

Collaboration and license revenue increased by $25.5 million from $4.6 million for the nine months ended September 30, 2024 to $30.1 million for the nine months ended September 30, 2025. The increase was due to collaboration and license revenue recognized under the collaboration, license and option agreement and stock purchase agreement that we entered into in February 2025 with AbbVie and an increase in collaboration and license revenue recognized under the license agreement and stock purchase agreement with Gilead, which included a cumulative catch-up of collaboration and license revenue of $7.0 million related to the adjustment of the overall transaction price due to the achievement of the $17.5 million development milestone during the third quarter of 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	Change
vilastobart	$5,587	$7,160	$(1,573)
efarindodekin alfa (XTX301)	4,869	4,176	693
XTX501	4,253	—	4,253
XTX202	70	3,364	(3,294)
Other early programs and indirect research and development	8,835	5,695	3,140
Personnel-related	14,303	11,980	2,323
Total research and development expenses	$37,917	$32,375	$5,542

Research and development expenses increased by $5.5 million from $32.4 million for the nine months ended September 30, 2024 to $37.9 million for the nine months ended September 30, 2025. The changes in research and development expenses were primarily due to the following:

•
vilastobart costs decreased by $1.6 million, primarily driven by $4.5 million in aggregate development milestones that we incurred during the nine months ended September 30, 2024 under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics and our amended and restated exclusive license agreement with City of Hope, for which there was no comparable costs during the nine months ended September 30, 2025, partially offset by a $2.8 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab;
•
efarindodekin alfa costs increased by $0.7 million, primarily driven by an increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating efarindodekin alfa as a monotherapy in patients with certain advanced solid tumors;
•
XTX501 costs for the nine months ended September 30, 2025 consisted of manufacturing activities related to IND-enabling studies and pre-clinical development activities; for the nine months ended September 30, 2024, XTX501 costs were not separately tracked as we had not begun performing IND-enabling studies;
•
XTX202 costs decreased by $3.3 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202;
•
other early programs and indirect research and development costs increased by $3.1 million, primarily driven by an increase in external expenses related to preclinical research and development activities; and
•
personnel-related costs increased by $2.3 million, primarily driven by a $2.4 million increase in salaries, bonuses and benefits due to higher research and development headcount and a $0.1 million increase in recruiting and other personnel-related costs, partially offset by a $0.2 million decrease in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	Change
Personnel-related	$11,985	$10,894	$1,091
Professional and consulting fees	7,799	4,522	3,277
Facility-related and other general and administrative expenses	2,525	2,845	(320)
Total general and administrative expenses	$22,309	$18,261	$4,048

General and administrative expenses increased by $4.0 million from $18.3 million for the nine months ended September 30, 2024 to $22.3 million for the nine months ended September 30, 2025. The changes in general and administrative expenses were primarily due to the following:

•
personnel-related costs increased by $1.1 million, primarily driven by a $1.4 million increase in salaries, bonuses and benefits due to higher general and administrative headcount and a $0.4 million increase in recruiting and other personnel-related costs, partially offset by a $0.7 million decrease in stock-based compensation;
•
professional and consulting fees increased by $3.3 million, primarily driven by an increase in legal fees and other professional costs; and
•
facility-related and other general and administrative expenses decreased by $0.3 million, primarily driven by a decrease in costs related to directors’ and officers’ liability insurance.

Restructuring

We did not recognize any restructuring expenses for the nine months ended September 30, 2025. We recognized $0.9 million in restructuring expenses for the nine months ended September 30, 2024. The restructuring expenses were associated with the workforce reduction announced in March 2024 and consisted of employee severance, benefits continuation and outplacement service costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the nine months ended September 30, 2025 was due to a loss of $15.4 million due to an increase in the fair value of the common stock warrant liabilities between the issuance date of June 5, 2025 and September 30, 2025, which was primarily driven by an increase in the price per share of our common stock.

Other Income (Expense), Net

Other income (expense), net of $0.2 million for the nine months ended September 30, 2025 included $2.3 million of the issuance costs we incurred in connection with the sale and issuance of the prefunded warrants and common stock warrants in June 2025 in connection with our follow-on public offering, which were allocated to the common stock warrant liabilities and were partially offset by $2.5 million of interest income. Other income (expense), net of $1.8 million for the nine months ended September 30, 2024 consisted of interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; sales of common stock in our IPO and through at-the-market offerings; the sale of prefunded warrants and common stock warrants in a follow-on public offering; and upfront payments under our collaboration and license agreements with AbbVie and Gilead. Through September 30, 2025, we have received an aggregate of $531.8 million in gross proceeds from such transactions, including $224.5 million in gross proceeds from the sale and issuance of preferred units and convertible preferred stock, $129.9 million in gross proceeds from our IPO, $72.0 million in upfront cash payments under our collaboration and license agreements with AbbVie and Gilead, $46.3 million in gross proceeds from the sale and issuance of common stock and prefunded warrants in private placements with certain existing accredited investors, Gilead and AbbVie, $9.1 million in gross proceeds from the sale and issuance of common stock through at-the-market offerings and $50.0 million in gross proceeds from the sale of prefunded warrants and common stock warrants through a follow-on public offering. As of September 30, 2025, we had cash and cash equivalents of $103.8 million. In the fourth quarter of 2025, we received a $17.5 million development milestone under our license agreement with Gilead. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2025, together with the $17.5 million development milestone received under our license agreement with Gilead, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

In March 2025, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703), or the S-3 Shelf. In March 2025, we entered into a sales agreement with Leerink Partners, LLC, under which we may issue and sell shares of our common stock from time to time at an aggregate offering price of up to $50.0 million. Please see Note 8 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information about our at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,994)	$(4,221)
Investing activities	(423)	(30)
Financing activities	51,909	20,994
Net increase in cash, cash equivalents and restricted cash	$48,492	$16,743

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

During the nine months ended September 30, 2025, net cash used in operating activities of $3.0 million was primarily driven by net changes in operating assets and liabilities of $19.5 million, which includes the $49.1 million received from AbbVie under the collaboration, license and option agreement and stock purchase agreement that was recorded as deferred revenue at the outset of the arrangement, and net non-cash expenses of $22.9 million, which includes the $15.4 million loss recorded on the change in fair value of our common stock warrant liabilities, partially offset by our net loss of $45.4 million.

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

Investing Activities

During the nine months ended September 30, 2025 and 2024, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $51.9 million consisted of proceeds from the sale of prefunded warrants and common stock warrants through a follow-on public offering, proceeds from the sale and issuance of common stock to AbbVie in a private placement and proceeds from the sale and issuance of common stock through ATM offerings.

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

As of September 30, 2025, we had cash and cash equivalents of $103.8 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2025, together with the $17.5 million development milestone received under our license agreement with Gilead, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, we expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, tumor-activated I-O molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. These conditions raise substantial doubt about our ability to continue as a going concern. In order to fund our operations, we will need to raise additional capital, which could be obtained through the cash exercise of the Series B warrants and Series C warrants issued in connection with our June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under our existing agreements with Gilead and AbbVie, additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. However, there can be no assurance that we will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under our existing agreements with Gilead or AbbVie or that we will be able to complete any such transaction on acceptable terms or otherwise. If we are not able to secure sufficient additional capital when needed, we may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. For more information regarding our liquidity and going concern, refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For more information regarding the terms of the warrants we issued in our June 2025 follow-on public offering, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•
the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, vilastobart and efarindodekin alfa, and ongoing preclinical development for our current and future product candidates;
•
our ability to maintain our collaboration and license agreements with AbbVie and Gilead;
•
the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for tumor-activated immunotherapies and our license agreement with Gilead for efarindodekin alfa, as well as the scope, costs and timing of our development obligations under these agreements;
•
our ability to maintain our co-funded clinical trial collaboration with Roche to further develop vilastobart in combination with atezolizumab, including the timing and amount of cost-sharing payments under the collaboration;
•
the potential receipt of up to $100.0 million in additional gross proceeds, if all of the Series B and Series C common stock warrants issued in connection with our June 2025 follow-on public offering are exercised;
•
our ability to secure sufficient additional capital or implement other strategies needed to alleviate the substantial doubt about our ability to continue as a going concern;
•
the scope, prioritization and number of our research and development programs;
•
the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
•
the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
•
the scope, costs, timing and outcome of regulatory review of our product candidates;
•
the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
•
the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
•
general economic conditions, including inflation and the imposition of new or revised global trade tariffs; and
•
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

Contractual Obligations

During the nine months ended September 30, 2025, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of September 30, 2025, we had cash and cash equivalents of $103.8 million. In the fourth quarter of 2025, we received a $17.5 million development milestone under our license agreement with Gilead. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2025, together with the $17.5 million development milestone received under our license agreement with Gilead, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, we expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, tumor-activated immuno-oncology, or I-O, molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. These conditions raise substantial doubt about our ability to continue as a going concern. In order to fund our operations, we will need to raise additional capital, which could be obtained through the cash exercise of the Series B warrants and Series C warrants issued in connection with our June 2025 follow-on public offering, the receipt of milestone payments, option-related fees or other contingent payments under our existing agreements with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead, additional public or private equity offerings, debt financings, additional collaborations, partnerships or licensing arrangements or other sources. However, there can be no assurance that we will receive additional proceeds from the exercise of the common stock warrants or from contingent payments under our existing agreements with Gilead or AbbVie or that we will be able to complete any such transaction on acceptable terms or otherwise. If we are not able to secure sufficient additional capital when needed, we may need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. Please see Note 1 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information about our liquidity and going concern. Please see Note 8 to our condensed consolidated financial statements appearing elsewhere in our Quarterly Report on Form 10-Q for additional information about the terms of the warrants we issued in our June 2025 follow-on public offering, including certain potential adjustments to the exercise price of such warrants.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•
the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, vilastobart and efarindodekin alfa (XTX301), and ongoing preclinical development for our current and future product candidates;
•
our ability to maintain our collaboration and license agreements with AbbVie and Gilead;

•
the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for tumor-activated immunotherapies and our license agreement with Gilead for efarindodekin alfa, as well as the scope, costs and timing of our development obligations under these agreements;
•
our ability to maintain our co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd, or Roche, to further develop vilastobart in combination with atezolizumab, including the timing and amount of cost-sharing payments under the collaboration;
•
the potential receipt of up to $100.0 million in additional gross proceeds if all of the Series B and Series C common stock warrants issued in connection with our June 2025 follow-on public offering are exercised;
•
our ability to secure sufficient additional capital or implement other strategies needed to alleviate the substantial doubt about our ability to continue as a going concern;
•
the scope, prioritization and number of our research and development programs;
•
the costs of securing manufacturing materials for use in preclinical studies, clinical trials and, for any product candidates for which we receive regulatory approval, if any, commercial supply;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
•
the extent to which we may acquire or in-license other products, product candidates, technologies or intellectual property, as well as the terms of any such arrangements;
•
the scope, costs, timing and outcome of regulatory review of our product candidates;
•
the costs and timing of future commercialization activities for any of our product candidates for which we receive regulatory approval;
•
the amount and timing of revenue, if any, received from commercial sales of any product candidates for which we receive regulatory approval;
•
general economic conditions, including inflation and the imposition of new or revised global trade tariffs; and
•
the costs of maintaining our operations and continuing to operate as a public company.

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. We currently do not have any committed external sources of funds and adequate additional capital may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening economic conditions, both inside and outside the United States, or U.S., including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, future pandemics, geopolitical tensions, including trade wars or civil or political unrest, or wars or other armed conflicts. We can give no assurance that we will be able to secure additional capital to support our operations, or if such funds are available to us, that such additional funding will be sufficient to meet our needs. These factors raise substantial doubt about our ability to continue as a going concern, and our failure to raise sufficient additional capital, on attractive terms or at all, would have a material adverse effect on our business, results of operations and financial condition.

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

On April 4, 2025, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market, referred to as the minimum bid price requirement. In accordance with Nasdaq Listing Rules, we had an initial period of 180 calendar days, or until October 1, 2025, to regain compliance with the minimum bid price requirement.

On August 22, 2025, we received a second deficiency notice from the Nasdaq Staff notifying us that we were not in compliance with the minimum $10.0 million stockholders' equity requirement for continued listing on the Nasdaq Global Select Market. This second deficiency notice was only a notification of deficiency, not of imminent delisting, and had no immediate effect on the listing or trading of our securities on The Nasdaq Global Select Market.

On October 2, 2025, we received a letter from the Nasdaq Staff approving our application to list our securities on the Nasdaq Capital Market. Our securities were transferred to The Nasdaq Capital Market at the opening of business on October 6, 2025. In connection with the transfer to The Nasdaq Capital Market, Nasdaq granted us an additional 180 calendar day period, or until March 30, 2026, to regain compliance with the minimum bid price requirement. If, at any time before March 30, 2026, the closing bid price for our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to us that we are in compliance with the minimum bid price requirement, unless the Nasdaq Staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the minimum bid price requirement by March 30, 2026, or if we do not meet the other listing standards, the Nasdaq Staff will provide us with notice that our common stock may be delisted. At that time, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. However, there can be no assurance that, even if we appeal the Nasdaq Staff’s delisting determination to the panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

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

Since inception, we have incurred significant operating losses, including net losses of $45.4 million and $45.1 million for the nine months ended September 30, 2025 and 2024, respectively, and a net loss of $58.2 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $429.1 million. As of September 30, 2025, we had cash and cash equivalents of $103.8 million. To date, we have financed our operations primarily from proceeds raised through private placements of preferred units, convertible preferred stock, common stock and prefunded warrants; sales of common stock in our initial public offering, or IPO, and through “at-the-market” offerings; the sale of prefunded warrants and common stock warrants in a follow-on public offering; and upfront payments under our collaboration and license agreements with AbbVie and Gilead. All of our programs are in clinical or preclinical development. As a result, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year, and we expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

•
continue to advance our current research programs and conduct additional research programs;
•
advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
•
seek marketing approvals for product candidates that successfully complete clinical trials, if any;
•
obtain, expand, maintain, defend and enforce our intellectual property;
•
continue to discover, validate and develop additional product candidates;
•
continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
•
acquire or in-license other product candidates, technologies or intellectual property;
•
hire additional personnel to support current or future programs;
•
establish a commercial and distribution infrastructure to commercialize products for which we may obtain marketing approval, if any; and
•
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

•
successfully complete our ongoing and planned preclinical studies and clinical trials for any current or future product candidates;
•
successfully receive U.S. Food and Drug Administration, or FDA, clearance for any investigational new drug application, or IND, for any current or future product candidates;
•
successfully initiate and complete clinical trials for our clinical-stage product candidates and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;

•
establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•
launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•
effectively compete with other therapies;
•
obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved;
•
maintain a continued acceptable safety profile of our products following approval; and
•
enforce and defend intellectual property rights and claims.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, tumor-activated product candidates: vilastobart and efarindodekin alfa. We are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1C combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with microsatellite stable metastatic colorectal cancer, or MSS mCRC. We are evaluating efarindodekin alfa as a monotherapy in patients with certain advanced solid tumors in an ongoing Phase 1/2 clinical trial under our exclusive license agreement with Gilead. We also have a portfolio of programs that are in earlier stages of development and may never advance to clinical-stage development, including XTX501, our bispecific PD-1/masked IL-2, which is designed to selectively stimulate PD-1 positive antigen-experienced T cells and enhance their function and is currently advancing in initial IND-enabling activities, and our wholly owned preclinical programs for masked T cell engagers targeting prostate-specific membrane antigen, or PSMA, claudin 18.2, or CLDN18.2, and six-transmembrane epithelial antigen of prostate 1, or STEAP1, as well as an additional masked T cell engager program in collaboration with AbbVie.

Commencing clinical trials in the U.S. is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union, or EU.

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

We are not permitted to market any biological product in the U.S. until we receive approval of a Biologics License Application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection.

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

All our product candidates are still in the early clinical stage or preclinical stage of development, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current or future preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, the Phase 1/2 data for vilastobart in combination with atezolizumab and the Phase 1 data for efarindodekin alfa reported to date. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 2 clinical trial evaluating vilastobart in combination with atezolizumab or our Phase 1 clinical trial evaluating efarindodekin alfa as a monotherapy, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events leading up to, during or as a result of clinical trials that could delay or prevent the initiation or completion of a clinical trial or our ability to receive marketing approval or commercialize our product candidates, including:

•
we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
•
we may experience issues in reaching a consensus with regulatory authorities on trial design;
•
regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
•
the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, or subjects may fail to enroll or remain in clinical trials at the rate we expect;
•
subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
•
subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
•
subjects may experience severe or unexpected treatment-related adverse effects;
•
clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
•
we may decide to, or regulators, or IRBs, or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
•
we may need to add new or additional clinical trial sites;
•
our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;

•
we or our third-party contractors may experience delays due to complications resulting from the impact of public health crises, including epidemics and pandemics, or geopolitical tensions;
•
the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in current or future clinical trials;
•
reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
•
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond the clinical trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these clinical trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any of product candidates, we may:

•
incur additional unplanned costs;
•
be required to suspend or terminate ongoing clinical trials;
•
be delayed in obtaining marketing approval, if at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•
be subject to additional post-marketing testing or other requirements;
•
be required to perform additional clinical trials to support approval;
•
have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
have the product removed from the market after obtaining marketing approval;
•
be subject to lawsuits; or
•
experience damage to our reputation.

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

•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•
the severity of the disease under investigation;
•
the patient eligibility and the inclusion and exclusion criteria defined in the protocol;
•
AEs in our clinical trials and in third-party clinical trials of agents similar to our product candidates;
•
the size and health of the patient population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to trial sites;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
our ability to obtain and maintain patient consents;
•
our ability to monitor patients adequately during and after treatment;
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
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

•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•
regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•
we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
•
we may be subject to regulatory investigations and government enforcement actions;
•
regulatory authorities may withdraw or limit their approval of such product candidates;
•
we may decide to remove such product candidates from the marketplace;
•
we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•
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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported updated data from our Phase 2 clinical trial for vilastobart in combination with atezolizumab and from our Phase 1 clinical trial for efarindodekin alfa in November 2025 at the Society for Immunotherapy of Cancer (SITC) 40th Annual Meeting. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such third-party drugs.

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in Phase 1 combination dose escalation in patients with advanced solid tumors and in a Phase 2 clinical trial evaluating the combination in patients with metastatic MSS mCRC. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

•
the research methodology used may not be successful in identifying potential indications and/or product candidates;
•
potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; and
•
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

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical and early clinical results related to our clinical-stage product candidates, vilastobart and efarindodekin alfa, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in current or future clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, to activate our molecules within the tumor microenvironment. If MMP activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress through clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the outcome of our ongoing clinical trials and the successful development of our technology and product candidates.

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

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval thereof, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the development or commercialization of our product candidates or any products for which we may have received marketing approval. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
delay or termination of clinical trials;
•
decreased demand for any product candidates or products that we may develop;
•
injury to our reputation and significant negative media and social media attention;
•
withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
•
initiation of investigations by regulators;
•
costs to defend or settle the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
significant negative financial impact; and
•
the inability to commercialize any of our product candidates, if approved.

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

•
the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms or at all, particularly if they are affiliated with our competitors;
•
reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, particularly if they are under contract with our competitors;
•
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•
disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including geopolitical tensions or restrictions, such as export controls or sanctions, or the bankruptcy of the manufacturer or supplier;
•
the inability to import or obtain components or materials from alternate sources at acceptable prices or with acceptable quality in a timely manner; and
•
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

We have relied on WuXi Biologics in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use WuXi Biologics as our CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID‑19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the U.S. may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, CDMOs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China or the U.S. that significantly impacts such third parties, including services provided by CROs for our research and development programs, or our manufacturers’ ability to produce and export raw or manufactured materials in adequate quantities to meet our needs, could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic or geopolitical conditions, including sanctions in China or against certain Chinese companies; changes in U.S. export laws or the imposition by the U.S. of trade barriers; sanctions; limitations on uses of U.S. government executive agency contract, grant or loan funds; or other restrictions on doing business with certain Chinese companies, including WuXi Biologics, which could have a material adverse effect on our business. Additionally, we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

In March 2024, our wholly owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into a license agreement with Gilead, pursuant to which Gilead was granted an exclusive global license to develop and commercialize efarindodekin alfa, our tumor activated IL-12, and other specified molecules directed toward IL-12. In February 2025, Xilio Development entered into a collaboration, license and option agreement with AbbVie, pursuant to which AbbVie was granted (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation and (ii) an exclusive license to develop and commercialize a masked antibody-based immunotherapy. We may in the future seek third-party collaborators or licensors for the research, development and commercialization of other current or future product candidates. With respect to our agreements with Gilead and AbbVie, and what we expect will be the case with any future collaboration agreements we enter into, we have and would likely have limited control over whether such collaborators pursue the development of our product candidates or the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates that we seek to develop with them. For example, under the license agreement with Gilead, if Gilead exercises its right to transition responsibilities for the development and commercialization of efarindodekin alfa and the rest of our IL-12 program, it will have sole decision-making authority with respect to the continued development and future commercialization of our IL-12 program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed IL-12 program assets to us. Similarly, subject to limited exceptions, AbbVie has sole decision-making authority with respect to the development and commercialization of the masked antibody-based immunotherapy program. With respect to any T cell engager program for which AbbVie exercises its option, AbbVie will have sole decision-making authority with respect to the continued development and future commercialization of such option program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed T cell engager program assets to us. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations or licenses will be developed further or reach commercialization. Further, our ability to generate revenues from these existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations, licenses or similar arrangements involving our research programs or any product candidates currently pose, and will continue to pose, numerous risks to us, including the following:

•
collaborators or licensors have significant discretion in determining the efforts and resources that they will apply to these arrangements;
•
collaborators or licensors may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in such third party’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators or licensors may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators or licensors could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
collaborators or licenses may be acquired by a third party having competitive products or different priorities;
•
collaborators or licensors with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidate(s);
•
collaborators or licensors may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•
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
•
we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
•
collaborations or licenses may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•
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

We have never commercialized a product candidate. We currently have no sales force or marketing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and supply capabilities or outsource these activities to one or more third parties. Factors that may affect our ability to commercialize our product candidates on our own include our ability to recruit and retain adequate numbers of effective sales and marketing personnel and obtain access to or persuade adequate numbers of physicians to prescribe our product candidates, as well as any unforeseen costs we may incur in connection with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment and substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the U.S., the EU or other key global markets. To the extent we need to rely upon one or more third parties, we may have little or no control over the marketing and sales efforts of those third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We will also face competition in any search for third parties to assist us with sales and marketing efforts for our product candidates. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

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

We are developing our most advanced clinical-stage, tumor-activated product candidates for the treatment of cancer and have not completed clinical development or received marketing approval for either vilastobart or efarindodekin alfa. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

Vilastobart, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware that several companies have anti-CTLA-4 programs in development, including but not limited to Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., Chugai Pharmaceutical Co. Ltd., CytomX Therapeutics, Inc., Harbour BioMed Co Ltd., MacroGenics, Inc. and OncoC4, Inc.

With respect to efarindodekin alfa, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several other companies that have modified IL-12 delivery programs in development, including but not limited to Cullinan Management Inc., Dragonfly Therapeutics, Inc., ImmunityBio, Inc., Shanghai KangaBio Co., Ltd., Mural Oncology, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Sonnet BioTherapeutics, Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

With respect to our most advanced research-stage product candidate, XTX501, currently, there are no bispecific PD-1 targeted IL-2 therapies approved for the treatment of cancer. However, if we continue to advance development of XTX501, we are aware of several other companies that have modified PD-1 targeted IL-2 bispecific antibodies in development, including but not limited to Anaveon AG, Bright Peak Therapeutics, Inc., Innovent Biologics, Inc., Regeneron Pharmaceuticals, Inc., Roche, and Teva Pharmaceutical Industries, Ltd.

With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. We are aware of several other companies that have masked T cell engager programs in development for PSMA, including but not limited to Janux Therapeutics, Inc. and Vir Biotechnology, Inc. We are aware of at least one other company, Werewolf Therapeutics, Inc., currently developing a masked T cell engager program for STEAP1. To our knowledge, there are no companies currently developing a masked T cell engager program for CLDN18.2. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including but not limited to Amgen Inc., Astellas Pharma

Inc., AstraZeneca PLC, Innovent Biologics, Inc., Transcenta Holding Ltd. and Zai Lab Limited, and for STEAP1, including Amgen Inc., Nutcracker Therapeutics and Xencor Inc.

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

•
our available capital resources or capital constraints we experience;
•
the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
•
our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•
our receipt of approvals by the FDA, EMA and comparable regulatory authorities in other jurisdictions, and the timing thereof;
•
other actions, decisions or rules issued by regulators;
•
our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•
our ability to manufacture and supply clinical trial materials to our clinical trial sites on a timely basis;
•
the efforts of our collaborators with respect to the development of our product candidates or the potential commercialization of any of our product candidates, if approved; and
•
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

Under the BPCIA, reference biological product is granted 12 years of non-patent data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12‑year period of exclusivity, another company may still develop and receive licensure of a competing biologic, so long as their BLA does not rely on the reference product or sponsor’s data or submit the application as a biosimilar application.

We believe that any of the product candidates we develop that is licensed in the U.S. as a biological product under a BLA should qualify for the 12‑year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

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

The availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, managed care organizations, and private health insurers, are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement in the U.S., the EU or elsewhere will be available for our product candidates, if approved, or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates, if approved. Even if our product candidates are approved and we obtain coverage for our product candidates by a third-party payor, such products may not be considered cost-effective and/or the resulting reimbursement payment rates may be insufficient or may require co-payments that patients find unacceptably high. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved, and may not be able to obtain a satisfactory financial return on our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. The regulations that govern marketing approvals, pricing and reimbursement for new medicines vary widely from country to country. In the U.S., third-party payors play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the U.S. for how third-party payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. and coverage and reimbursement for products can therefore differ significantly from payor to payor and coverage and reimbursement by one payor does not guarantee coverage and reimbursement by another payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our ability to demonstrate to these third-party payors that any of our approved product candidates creates a meaningful value proposition for patients, prescribers and payors will be important to gaining market access and reimbursement and there is no guarantee that we will be successful in doing so. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

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

The degree of market acceptance of any product, if approved for commercial sale, will depend on a number of factors, including:

•
the product’s efficacy, safety and potential advantages compared to alternative treatments;
•
the prevalence and severity of any side effects;
•
the product’s convenience and ease of administration compared to alternative treatments;
•
the clinical indications for which the product is approved;

•
the willingness of the target patient population to try a novel treatment and of physicians to prescribe such treatments;
•
the recommendations with respect to the product in guidelines published by scientific organizations;
•
the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including, if applicable, with respect to the use of the product as a combination therapy;
•
the strength of marketing, sales and distribution support;
•
the effectiveness of our sales and marketing efforts;
•
the approval of other new products for the same indications; and
•
our ability to offer the product for sale at competitive prices.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the U.S. and abroad related to our product candidates that are important to our business; we also license and may in the future license or purchase additional patents and patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our product candidates and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. The U.S. Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Our or our licensor’s failure to comply with all such provisions during the patent process could result in abandonment or lapse of a patent or patent application that we own or license, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market and compete with us earlier than would otherwise have been the case. Moreover, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. In addition, to the extent that we license intellectual property in the future, we cannot guarantee that those licenses will remain in force.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions and have in recent years been the subject of much litigation. No consistent policy governing the scope of claims allowable in the field of engineered therapeutic proteins has emerged in the U.S. The scope of patent protection in jurisdictions outside of the U.S. is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license. Under the Leahy-Smith America Invents Act enacted in 2011, or the AIA, the U.S. moved to a first-to-file system in early 2013 (whereby, assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent), from the previous system under which the first to make a claimed invention was entitled to the patent. Publications of discoveries in the scientific and academic literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications.

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

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art, pre- or post-issuance opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us.

Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, third parties may have certain ownership interest in some of our owned and in-licensed patents and patent applications. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

Despite the measures we take to obtain and maintain patent and other intellectual property rights with respect to our product candidates, our intellectual property rights could be challenged or invalidated. If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that the patent covering our product candidate or technology, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates or technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates or technology. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Changes to patent law in the U.S. and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court, in the case Amgen v. Sanofi, held that broad functional antibody claims are invalid for lack of enablement. In addition, in Juno v. Kite, the Federal Circuit held claims reciting broad antibody genus based on function invalid for lack of written description. Recently, the Federal Circuit issued precedential decisions in In re Cellect and Allergan v. MSN that could shorten or eliminate an extended patent term awarded under patent term adjustment in certain patent family members if challenged on the basis of obviousness-type double patenting. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have obtained allowed patents in the U.S. that we consider to be important for certain of our product candidates, however, we may have less robust intellectual property rights outside the U.S., and, in particular, we may not be able to pursue generic coverage of our product candidates outside of the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the amount and timing of payments owed under the license agreements;
•
our or our licensor’s ability to defend intellectual property and to enforce intellectual property rights against third parties;
•
the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate any intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patent and other rights under the license agreement;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and any partners of ours; and
•
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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. We cannot be certain that the claims in any of our issued patents will be considered valid by courts in the U.S. or foreign countries. Third parties may challenge the validity, enforceability or scope thereof. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. Various post-grant review proceedings, such as inter partes review, post-grant review and derivation proceedings, are available and may be pursued by any interested third party in the USPTO to challenge the patentability of claims issued in patents to us or our licensors. No assurance can be given as to the outcome of any such post-grant review proceedings. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates or technology is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the AIA implemented in March 2013, moved the U.S. from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The AIA includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a USPTO-administered post-grant review system that has affected patent litigation. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use polypeptides or nucleic acids that are similar to our product candidates or components of our product candidates but that are not covered by the claims of our patents;
•
the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
•
we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
•
we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
it is possible that our pending patent applications will not result in issued patents;
•
it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•
it is possible that others may circumvent our owned or in-licensed patents;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•
the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the U.S.;
•
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or technology;
•
our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
•
the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•
it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•
we have engaged in scientific collaborations in the past and will continue to do so in the future, and such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•
we may not develop additional proprietary technologies for which we can obtain patent protection;
•
it is possible that product candidates or technology we develop may be covered by third parties’ patents or other exclusive rights; or
•
the patents of others may have an adverse effect on our business.

Our proprietary position depends upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from designing around or using the same product candidate for another use.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of making or method of use. We cannot be certain, however, that the claims in our pending patent applications, including those claims covering the composition of matter of our product candidates, will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our patents that have issued or may issue will be considered valid and enforceable by courts in the U.S. or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates, and instead may need to rely on secondary intellectual property, including patents or patent applications with claims covering formulations, methods of use and/or methods of manufacture. Method of use patents protect a specified method of using a product, such as a method of treating a particular medical indication. This type of patent may only be enforced against a competitor through indirect infringement, i.e., inducement or contributory infringement, which is more difficult to prove than direct infringement. A competitor may be able to circumvent this type of patent by skinny labeling. Furthermore, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent by enforcing patent rights or otherwise.

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

Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our trade secrets and other confidential proprietary know-how, information, or technology both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our trade secrets and other confidential information to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

•
infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•
substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•
a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
•
if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts and/or grant cross-licenses to intellectual property rights for our products; and
•
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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the U.S. is not considered an act of infringement. If any of our product candidates is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents or patent applications, the scope of pending or issued patent claims, or the expiration of relevant patents are complete, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary to commercialization of our product candidates in any jurisdiction. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant third-party patents or incorrectly interpret the relevance, scope, or expiration of a third-party patent or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

In addition, the U.S. government requires that any products embodying the subject invention or produced using the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that, under the circumstances, domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

•
pending patent applications that we own or license may not lead to issued patents;
•
patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
•
others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any of our owned or in-licensed patents, should any such patents issue;
•
third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•
we (or our licensors) might not have been the first to make the inventions covered by a pending patent application that we own or license;
•
we (or our licensors) might not have been the first to file patent applications covering a particular invention;
•
others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•
we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•
third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
•
we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•
we may not develop or in-license additional proprietary technologies that are patentable; and
•
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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug and biologic products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the U.S. or in other countries until we receive approval of a BLA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the U.S. or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

For example, as a result of the prolonged the federal government shut down from October 1, 2025 through November 12, 2025, the FDA issued a public notice on October 1, 2025 stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. At the same time, the FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for fiscal year 2026 until a fiscal year 2026 appropriation or continuing resolution for the FDA is enacted. As a result, during the prolonged shut down, the FDA could not accept any regulatory submissions for fiscal year 2026 that required a fee payment and that were submitted during the lapse period.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. During the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we may be granted for our product candidates in the U.S. would not assure approval of our product candidates in foreign jurisdictions and any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.

In order to market and sell our products in the EU and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

In many countries outside the U.S., a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-U.S. approvals required to market our product candidates outside the U.S. or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

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

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the U.S., including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the U.S.

We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the U.S. and ten years in the EU. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Failure to comply with regulatory requirements, may yield various results, including:

•
restrictions on such products, manufacturers or manufacturing processes;
•
restrictions on the labeling or marketing of a product;
•
restrictions on distribution or use of a product;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning letters or untitled letters;
•
withdrawal of the products from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of products;
•
damage to relationships with collaborators;
•
unfavorable press coverage and damage to our reputation;
•
fines, restitution or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing approvals;
•
refusal to permit the import or export of our products;
•
product seizure;
•
injunctions or the imposition of civil or criminal penalties; and
•
litigation involving patients using our products.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the U.S. and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met, but it will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

Finally, outside the U.S., in some nations, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

•
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
•
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
•
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program.
•
HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•
False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
•
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
•
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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifiable information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect now or will go into effect in the future. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Other states have also passed similar laws regulating consumer health data and additional states are considering similar laws. A similar health privacy law has passed the New York state legislature and could be signed into law by the governor in the near future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission, or EC, to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation, as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S.. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business at the international level.

Following the withdrawal of the U.K. from the EU, the United Kingdom Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the United Kingdom Data Protection Act and the GDPR, respectively. The U.K. and the U.S. have also agreed to a to develop a U.S.-U.K. “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the U.K. to the U.S. In addition to the U.K., Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-U.K. Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.

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

On April 2, 2025, an executive order issued by the new presidential administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others), including China. To date, we have relied upon third party suppliers and vendors located in China for a significant amount of goods or components of goods necessary for the research and development of our product candidates. Earlier the administration imposed a 25% tariff on Canada and Mexico for goods not covered by the U.S.-Mexico-Canada Agreement, or the USMCA, and tariffs equaling 20% on China. In response, several countries, including China, have threatened retaliatory measures and imposed retaliatory tariffs that would impact goods or components of goods historically imported by us. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China to allow for negotiations. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Since the April announcement, several other countries have also reached deals with the U.S. that include reduced tariff rates and other measures. On July 31, 2025, the administration issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new rates range between 10% and 41%. The revised rates reflect the deals that have been announced during the suspension period. China, Canada and Mexico were not included in the July 31, 2025 announcement. Imports from these countries are subject to additional tariffs imposed under separate executive orders. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20% tariff. The tariff rate on Mexican imports that are not covered by the USMCA remains at 25%. And, while the U.S. and Canada continue to engage in discussions, the U.S. announced an increase in Canada’s tariff rate for goods not covered by the USMCA from 25% to 35%, effective August 1, 2025. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the EU, Japan, South Korea and the U.K. The extent and duration of increased tariffs or retaliatory tariffs, and the resulting impact on general economic conditions and on our business, are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply.

The U.S. government has also recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and most recently, proposing legislation that, if enacted would restrict trade with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Recently both China and the U.S. have each imposed tariffs indicating the potential from further trade barriers. In addition, the U.S. Commerce Department has significantly expanded export controls for goods and technology destined for China, including adding numerous Chinese entities to its “entity list” and “unverified list” and imposing expanded restrictions on certain end users and end uses in China or by entities based in China, which require U.S. exporters to pursue export licenses that might not be approved, or to complete more procedures and diligence review before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to procure or obtain, or enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies, including our current CDMO, WuXi Biologics, which could cause us to reevaluate our relationship with our current CDMO.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, the U.S. administration announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, the administration indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the administration delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that don’t build in the Untied States or enter into a most-favored-nation drug pricing agreement with the administration.

In addition to our CDMO, WuXi Biologics, some of our other suppliers, vendors and service providers are located in China or other countries, or rely on third parties located in China or other countries, impacted by tariffs imposed or threatened to be imposed by the U.S. Trade tensions and conflicts between the U.S. and China have been escalated in recent years and, as such, we are exposed to the possibility of supply disruptions and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against certain Chinese biotechnology companies including WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Escalating tensions between the U.S. and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical partners. Additionally, third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.

In addition, in 2024, the U.S. Congress considered, but did not pass, a bill widely referred to as the BIOSECURE Act. If this legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for fiscal year 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the U.S. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither may become law.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If we are unable to obtain goods or components of goods necessary for the research and development of our product candidates, including without limitation, raw materials, components, animal testing, assays or finished goods, in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the research, development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

We also plan to seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating, including conducting marketing and sales activities, in international jurisdictions if we obtain the necessary approvals, including:

•
regulatory requirements in foreign countries that differ from those in the U.S.;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•
difficulties staffing and managing foreign operations;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the FCPA or other comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
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

•
the results from our preclinical studies and clinical trials;
•
the commencement, enrollment or results of any current or future clinical trials we may conduct, or changes in the development status of our product candidates;
•
adverse results from, delays in initiating or completing, or termination of clinical trials;
•
unanticipated serious safety concerns related to the use of our product candidates;
•
clinical trial results from, or regulatory developments regarding, a competitor’s product candidate;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
regulatory or legal developments in the U.S. and foreign countries;
•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, collaborations, capital commitments, intellectual property, litigation or other disputes impacting us or our business;
•
lower than expected market acceptance of our product candidates, if approved;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any product candidate, or approved product or inability to do so at acceptable prices;
•
variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
•
variations in the level of expenses related to our commercialization activities, if any product candidates are approved;

•
the clinical results of our competitors or potential competitors;
•
introduction of new products or services by our competitors;
•
changes in financial estimates by us or by any securities analysts who might cover our common stock;
•
conditions or trends in our industry;
•
our cash position;
•
sales of our common stock by us or our stockholders in the future, including the common stock that may be issuable upon the exercise of outstanding prefunded warrants and common stock warrants, or the perception that such sales could occur;
•
adoption of new, or changes to current accounting standards;
•
ineffectiveness of our internal controls;
•
changes in the market valuations of similar companies;
•
stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
•
publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•
announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•
changes in the structure of healthcare payment systems;
•
investors’ general perception of our company and our business;
•
overall performance of the equity markets;
•
potential inclusion or exclusion of our common stock in exchange, industry, or other tracking indices;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
•
significant lawsuits, including patent or stockholder litigation;
•
proposed changes to healthcare laws, intellectual property laws or pharmaceutical pricing in the U.S. or foreign jurisdictions, or speculation regarding such changes;
•
future sales of our common stock by our officers, directors and significant stockholders;
•
recruitment or departure of key personnel;
•
public health epidemics or pandemics, such as the COVID‑19 pandemic, and any recession, depression, or other sustained adverse market event or economic impact resulting from such epidemics or pandemics;
•
general political, economic, industry and market conditions; and
•
other events or factors described in this “Risk Factors” section, many of which are beyond our control.

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

Some of these persons or entities may have interests different than our unaffiliated stockholders, or they may want us to pursue strategies that deviate from the interests of other stockholders. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•
delaying, deferring or preventing a change of control of us;
•
entrench our management and board of directors;
•
impeding a merger, consolidation, takeover or other business combination involving us; or

•
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of financial Condition and Results of Operations” disclosure;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

•
establish a classified board of directors such that only one of three classes of directors is elected each year;
•
allow the authorized number of our directors to be changed only by resolution of our board of directors;
•
limit the manner in which stockholders can remove directors from our board of directors;
•
establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•
require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•
limit who may call stockholder meetings;
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
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

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
•
any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•
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
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-40925), filed with the Securities and Exchange Commission on August 14, 2025)

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

XILIO THERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)