Form 10-K
period 2025-12-31
Xilio Therapeutics, Inc.
filed 2026-03-23
CIK 1840233

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (857) 524‑2466

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $34.9 million based on the closing price of the registrant’s common stock on June 30, 2025.

The number of shares of the registrant’s common stock outstanding as of March 18, 2026 was 5,782,511.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Reverse Stock Split

Unless otherwise indicated, all share amounts and per share amounts have been adjusted retroactively in this Annual Report on Form 10-K to give effect to the 1-for-14 reverse stock split of our common stock effected on March 13, 2026.

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
•
our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our collaboration agreement with AbbVie Group Holdings Limited, or AbbVie, and our license agreement with Gilead Sciences, Inc., or Gilead;
•
our expectations regarding milestones, option-related fees and other contingent payments under our collaboration agreement with AbbVie and our license agreement with Gilead;
•
the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all of the Series C common stock warrants issued in connection with our June 2025 follow-on offering are exercised at their current exercise price of $10.50 per warrant;
•
our ability to secure additional capital in the future;
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

Risk Factor Summary

Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•
We will need to obtain substantial additional capital in the future to finance our operations and complete the development of any current or future product candidates.
•
If we fail to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
•
The recently implemented reverse stock split of our common stock may not achieve the intended benefits and could have a materially adverse effect on the market price of our common stock.
•
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
•
Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our development or commercialization programs. In addition, certain of our research and development and manufacturing activities take place in China through WuXi Biologics (Hong Kong) Limited, or WuXi Biologics. A significant disruption in our ability to rely on WuXi Biologics could materially adversely affect our business, financial condition and results of operations.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company discovering and developing masked immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer. Leveraging our clinically-validated masking technology and capabilities, we are developing I-O therapies designed to selectively activate within the tumor microenvironment to achieve durable efficacy without the severe side effects associated with systemically active I-O agents. Our integrated biology and protein engineering approach enables us to design and develop highly potent, masked biologics that are activated, or unmasked, by tumor-specific proteases within the tumor microenvironment. We are currently advancing multiple programs in preclinical and clinical development, including masked multi-specifics, and our clinically-validated masking technology has enabled us to establish top-tier strategic partnerships, including with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead.

Our Masking Technology and Approach

Cancer immunotherapy has demonstrated compelling efficacy, including the ability to generate complete responses and the potential to provide meaningful durability of response and improvements in survival. However, severe side effects have limited the use and potential of most systemically active I-O agents. To seek to overcome these limitations, we are leveraging our clinically-validated masking technology and capabilities to design and develop highly potent, masked biologics that are designed to remain masked, or inactive, until they reach the tumor microenvironment, where they are unmasked, or activated, by tumor-specific matrix metalloproteases, or MMPs, and other tumor-specific proteases resulting in localized activity within the tumor microenvironment. Our deep expertise in biology and protein engineering includes proprietary masking libraries and custom computational design workflows, as well as proprietary preclinical and clinical translational models. Importantly, the broad application of our masking technology enables significant optionality for molecule designs and targets.

The design of each of our masked molecules is illustrated further below. Generally, the key design components for each molecule include one or more of the following: functional domains; masking domains; linker sequences; and protease cleavage sites.

Each of our masked molecules contains at least one protease cleavage site, which is cleaved by tumor-specific proteases resulting in the release of the masking domain, allowing the unmasked molecule to bind to the target protein. In the case of our masked T cell engager molecules, our modular architecture enables us to mask the CD3 targeting domain, one or more tumor-associated antigen, or TAA, binding domains and/or the co-stimulatory signaling domain. The mask is designed to release when the protease cleavage site is cleaved in the tumor microenvironment, allowing the unmasked molecule to bind to the T cell and TAA to facilitate an immune synapse. For any of our masked T cell engager molecules that incorporate a co-stimulatory signaling domain, the additional co-stimulatory domain is designed to further enhance potency and durability of the T cell response. We refer to our masked T cell engager format without a co-stimulatory domain as our advanced tumor-activated cell engager, or ATACR, format, and we refer to our masked T cell engager format incorporating a co-stimulatory domain as our selective effector-enhanced cell engager, or SEECR, format.

Ultimately, each of our masked molecules is designed to minimize interaction with healthy tissues and cells outside the tumor microenvironment until the mask is released by tumor-specific proteases that cleave the protease cleavage site in the tumor microenvironment. Depending on the particular molecule design, our molecules may also incorporate conditional half-life modulation, which is designed to result in a long half-life while masked and a relatively short half-life post-activation in the tumor microenvironment. Our design approach across all of our masked molecules also seeks to ensure stable molecules with well-understood properties and a reproducible manufacturing approach.

Importantly, we believe that our clinically-validated masking technology and capabilities provide the following key advantages:

•
masking that is affinity-optimized and takes advantage of multiple intra-molecular interactions, minimizing the risk of activity outside of the tumor microenvironment and therefore minimizing the risk of toxicity;
•
protease cleavage sites optimized for efficient cleavage by multiple families of MMPs and other tumor-specific proteases present in the tumor microenvironment to ensure broad applicability across a wide range of solid tumor types;
•
the ability to engineer the active molecule such that unmasking in the tumor microenvironment promotes a potent, localized anti-tumor immune response;
•
early consideration and incorporation of manufacturing and development aspects into the design of molecules to facilitate production of high-quality drug product for clinical use; and

•
half-life optimized molecules with prolonged half-life in the masked, or inactive, state to support administration to patients on a schedule consistent with other biologic agents and the ability to incorporate conditional half-life modulation into our molecules, which allows for either a short half-life or an extended half-life post activation in the tumor microenvironment consistent with the specific desired property and mechanism of action of the molecule.

Our Strategy

Our vision is to transform the lives of patients with cancer by harnessing the power of highly potent, masked I-O therapies that deliver deep and durable clinical responses without the severe side effects associated with systemically active I-O agents. Leveraging our clinically-validated masking technology and capabilities, we aim to discover, develop and, ultimately, commercialize masked I-O therapies that overcome the known limitations of systemically active I-O agents. Key elements of our strategy include:

•
Submit an investigational new drug, or IND, application for XTX501, our bispecific PD-1 / masked IL-2, in the middle of 2026, and subject to clearance of the IND by the U.S. Food and Drug Administration, or FDA, initiate a Phase 1 trial for XTX501 in the second half of 2026 and report initial Phase 1 data in the second half of 2027. We plan to initially evaluate XTX501 in patients with metastatic non-small cell lung cancer, or NSCLC, before expanding development to other solid tumor types, including tumors that are insensitive to PD-1 therapy. We believe XTX501 also has the potential to be a foundational “backbone” therapy for combination treatment with other agents.
•
Rapidly advance our wholly-owned program for a multi-specific, masked T cell engager targeting PSMA and STEAP1 with co-stimulatory signaling built into the molecule (SEECR format) into IND-enabling studies and submit an IND application for this program in 2027.
•
Rapidly advance our wholly-owned program for a masked T cell engager targeting CLDN18.2 (ATACR format) into IND-enabling studies and submit an IND application in 2027. Our modular architecture for T cell engagers also enables flexibility to evaluate designs that incorporate masking of the CLDN18.2 binding domain and/or add a co-stimulatory domain (SEECR format) in parallel with advancing the current molecule design.
•
Continue to advance our AbbVie collaboration toward key program milestones for both the masked antibody-based program and masked T cell engager program.
•
Continue to advance efarindodekin alfa, our masked IL-12, through our ongoing Phase 2 clinical trial in patients with advanced solid tumors to enable delivery of an option data package to Gilead in the first half of 2027.
•
Leverage the broad applicability of our clinically-validated masking technology and capabilities, including our deep expertise in biology and protein engineering, to continue to accelerate and expand our pipeline through strategic collaborations and partnerships.

Our Pipeline

Leveraging our clinically-validated masking technology and capabilities, we are advancing a pipeline of differentiated masked I-O therapies for validated targets.

1. Subject to clearance of the IND by the FDA.

2. Exclusive global option to license with Gilead.

3. Multi-program collaboration with AbbVie, including a licensed masked antibody program and option to license masked T cell engager program.

XTX501 (bispecific PD-1 / masked IL-2)

XTX501 is a potential best-in-class bispecific PD-1 / masked IL-2 antibody fusion protein designed to selectively stimulate PD-1 positive, antigen-experienced T cells and enhance their function. XTX501 incorporates masking and is designed to overcome IL-2 receptor-mediated clearance, peripheral activity and tolerability issues associated with non-masked IL-2 agents. In clinical trials, a third-party PD-1 / non-masked IL-2 bispecific antibody fusion protein has demonstrated promising clinical efficacy and survival benefits in several solid tumor types, including in patients with immunotherapy-resistant NSCLC, and “cold” tumors historically resistant to immunotherapy such as acral melanoma, mucosal melanoma and microsatellite stable, or MSS, colorectal cancer, or CRC. By masking the IL-2 component, XTX501 has the potential for meaningfully differentiated overall anti-tumor activity and an improved overall safety profile. In preclinical studies, XTX501 has demonstrated robust monotherapy activity (including in settings insensitive to PD-1), antibody-like pharmacokinetics, or PK, and tumor-selective pharmacodynamics, or PD, consistent with its intended mechanism of action.

We are currently advancing XTX501 through IND enabling studies and plan to submit an IND application for XTX501 in the middle of 2026. Subject to clearance of the IND by the FDA, we plan to initiate a Phase 1 trial for XTX501 in the second half of 2026 and report initial Phase 1 data in the second half of 2027. We plan to initially evaluate XTX501 in patients with metastatic NSCLC before expanding development to other solid tumor types, including tumors that are insensitive to PD-1 therapy. We believe XTX501 also has the potential to be a foundational “backbone” therapy for combination treatment with other agents.

Masked T Cell Engager Programs

T cell engagers are designed to redirect immune effector cells against cancer cells by simultaneously binding to a specific TAA expressed on the cancer cells and the T cell receptor complex on T cells, resulting in T cell-mediated killing of tumor cells. To date, T cell engagers have demonstrated significant promise as cancer immunotherapies in a variety of advanced solid tumors, but their potential has been limited by systemic toxicity, including cytokine release syndrome and on-target, off-tumor toxicity.

Leveraging our proprietary, clinically-validated masking technology, we are advancing two wholly-owned programs for masked T cell engagers, as well as an additional program in collaboration with AbbVie. Our masked T cell engagers include molecules with one or more TAA binding domain(s) and a CD3 targeting domain, which are designed to release a potent, short half-life T cell engager upon tumor-selective activation (ATACR format), and molecules that include a co-stimulatory domain designed to further enhance potency and durability of the T cell response (SEECR format). Depending on the desired properties that we are seeking to achieve for a particular molecule and particular TAA(s) that we are targeting, our modular architecture for our masked T cell engagers enables us with optionality to:

•
include multiple TAA binding domains;

•
add a co-stimulatory domain;
•
mask the CD3 targeting domain, TAA binding domain(s) and/or the co-stimulatory signaling domain.

In preclinical studies, our masked T cell engager molecules have demonstrated potent anti-tumor activity with evidence of reduced systemic toxicity and the potential to significantly expand the therapeutic window. In addition, the incorporation of a co-stimulatory signaling domain further enhanced anti-tumor activity compared to T cell engager molecules that lacked co-stimulation in both in vitro and in vivo studies.

Our wholly-owned masked T cell engager programs consist of the following:

•
PSMA+STEAP1 with co-stimulation (SEECR format): We are advancing a multi-specific masked T cell engager program targeting PSMA and STEAP1 with built in co-stimulatory signaling (SEECR format). We anticipate nominating a development candidate in the second quarter of 2026. PSMA and STEAP1 are expressed in most prostate cancer tumors, and targeting both of these TAAs has the potential to address tumor heterogeneity while minimizing the potential for resistance due to antigen escape.
•
CLDN18.2 (ATACR format): We are advancing a masked T cell engager program targeting CLDN18.2 (ATACR format). Our modular design architecture for T cell engagers also enables flexibility to evaluate designs that incorporate masking of the CLDN18.2 binding domain and/or add a co-stimulatory domain (SEECR format) in parallel with advancing the current molecule design. CLDN18.2 is expressed in gastrointestinal cancers (including gastric, pancreatic and esophageal) and lung cancer.

We plan to advance these programs into IND-enabling studies and submit IND applications for each of these programs in 2027.

In addition, in February 2025, our wholly owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into a collaboration, license and option agreement with AbbVie leveraging our proprietary tumor-activation technology and platform to discover and develop novel tumor-activated immunotherapies, including up to three programs for masked T cell engagers and a program for a masked antibody-based immunotherapy. For more information, please see “—License and Collaboration Agreements—Collaboration, License and Option Agreement with AbbVie” below.

Efarindodekin alfa (masked IL-12)

IL‑12 is a potent, pro-inflammatory cytokine that is produced by antigen-presenting cells and has highly compelling biology for cancer immunotherapy, but also significant limitations due to toxicity in its native, systemically active form. Efarindodekin alfa is an investigational, masked IL-12 designed to potently stimulate anti-tumor immunity and reprogram the tumor microenvironment of poorly immunogenic “cold” tumors towards an inflamed or “hot” state. We are currently evaluating efarindodekin alfa as a monotherapy in an ongoing Phase 2 clinical trial in patients with advanced solid tumors.

In March 2024, our wholly owned subsidiary Xilio Development entered into an exclusive license agreement with Gilead related to efarindodekin alfa and our IL-12 program. We expect to deliver an option data package to Gilead in the first half of 2027. For more information, please see “—License and Collaboration Agreements—Exclusive License Agreement with Gilead” below.

Phase 1 Data Presented in November 2025 for Efarindodekin Alfa

In November 2025, we announced data from our Phase 1 clinical trial evaluating efarindodekin alfa as a monotherapy in patients with advanced solid tumors at the Society for Immunotherapy of Cancer 40th Annual Meeting.

As of a data cutoff date of September 2, 2025, 62 patients with advanced solid tumors had been treated with efarindodekin alfa in Phase 1 monotherapy dose escalation. The median age was 66 years (ranging from 43 to 83 years), and patients were heavily pre-treated, with 89% having previously received two or more prior lines of anti-cancer therapy and 81% having received prior immunotherapy.

•
In Phase 1, efarindodekin alfa has been administered at doses more than 100-fold greater than the maximum tolerated dose of recombinant human IL-12. At dose levels up to the recommended Phase 2 dose, efarindodekin alfa has been generally well-tolerated, and treatment-related adverse events, or AEs, were primarily Grade 1 or 2.
•
Efarindodekin alfa also demonstrated encouraging anti-tumor activity, including two partial responses, or PRs, in patients with advanced solid tumors consisting of a confirmed PR in a patient with HPV-negative head and neck squamous cell carcinoma (33% decrease in target lesions), with meaningful changes in PD biomarkers, and an unconfirmed PR in a patient with uveal melanoma (55% decrease in target lesions).
•
Treatment with efarindodekin alfa induced sustained, dose-dependent interferon gamma, or IFNɣ, signaling without evidence of tachyphylaxis throughout treatment cycles and transformed the tumor microenvironment towards an inflamed state with increased T cell infiltration and differentiation to effector memory.
•
PD data for efarindodekin alfa were consistent with IL-12 biology and demonstrated that efarindodekin alfa induced robust immune cell infiltration and PD-1, PD-L1 upregulation in patient tumors.

Vilastobart (masked, Fc-enhanced anti-CTLA-4)

Vilastobart is an investigational tumor-activated, Fc-enhanced, high affinity binding anti-CTLA-4 monoclonal antibody designed to block CTLA-4 and deplete regulatory T cells when activated in the tumor microenvironment. CTLA‑4 is an immune checkpoint that is well-established as a potent immunotherapy capable of regulating T cell priming with complementary biology to PD-1, including with the first FDA approval for ipilimumab in 2011. However, systemic toxicity has limited the potential of non-masked CTLA-4 as a monotherapy and combination therapy.

Vilastobart is designed to have a dual mechanism of action that promotes T cell responses against lower quality neoantigens:

•
CTLA-4 blockade and co-stimulation lower the threshold for priming naïve T cells against lower quality neoantigens; and
•
depletion of regulatory T cells reduces immune suppressive signaling during priming and drives potent, polyclonal CD8 T cell expansion including for weaker antigens.

In 2023, we entered into a co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd, or Roche, to evaluate vilastobart in combination with atezolizumab (Tecentriq®) in a multi-center, open-label Phase 1/2 clinical trial. In our Phase 2 clinical trial, we have demonstrated promising clinical efficacy and a generally well-tolerated safety profile for vilastobart in combination with atezolizumab in heavily pre-treated patients with MSS metastatic CRC without liver metastases. We believe these clinical data support the best-in-class potential for vilastobart for use in combination therapies, and we are actively seeking a partner to maximize the value of vilastobart.

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

In addition to competitors specifically targeting PD-1/IL-2, PSMA or STEAP1, CLDN18.2, IL-12 and anti-CTLA-4, we also face competition more broadly across the oncology market. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such treatments. Beyond these treatments, we may also be subject to competition from additional modalities, including oncolytic viruses and cancer vaccines.

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

Bispecific PD-1/masked IL-2 Program

With respect to XTX501, currently there are no bispecific PD-1 targeted IL-2 therapies approved for the treatment of cancer. However, we are aware of several companies that have bispecific PD-1 targeted IL-2 programs in development, including but not limited to Anaveon AG, Bright Peak Therapeutics, Inc., Innovent Biologics, Inc., Medicenna Therapeutics Corp., Regeneron Pharmaceuticals, Inc., Roche, and Teva Pharmaceutical Industries, Ltd.

Masked T Cell Engager Programs

With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, STEAP1 or CLDN18.2 approved for the treatment of cancer. However, we are aware of other companies that have masked T cell engager programs in development for PSMA, including but not limited to Janux Therapeutics, Inc. and Vir Biotechnology, Inc., and at least one other company, Werewolf Therapeutics, Inc., that has a masked T cell engager program in development for STEAP1. To our knowledge, there are no companies currently developing a masked T cell engager program targeting both PSMA and STEAP1 or a masked T cell engager program for CLDN18.2. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including but not limited to Amgen Inc., Astellas Pharma Inc., AstraZeneca PLC, Innovent Biologics, Inc., Transcenta Holding Ltd. and Zai Lab Limited, for PSMA, including but not limited to AbCellera Biologics Inc., Regeneron Pharmaceuticals Inc. and Xencor, Inc., and for STEAP1, including but not limited to Amgen Inc. and Xencor Inc.

IL-12 Program

With respect to efarindodekin alfa, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several companies that have IL-12 programs in development, including but not limited to ImmunityBio, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Shanghai KangaBio Co., Ltd., Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

Anti-CTLA-4 Program

Vilastobart, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware of several companies that have anti-CTLA-4 programs in development, including but not limited to Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., Chugai Pharmaceutical Co. Ltd., MacroGenics, Inc., OncoC4, Inc. and Solstice Oncology.

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

•
obtain, maintain, enforce and defend patent and other intellectual property rights for our commercially important technology, inventions and improvements;
•
preserve the confidentiality of our trade secrets and other confidential information;
•
obtain and maintain licenses to use and exploit intellectual property owned or controlled by third parties;
•
operate without infringing, misappropriating or otherwise violating any valid and enforceable patents and other intellectual property rights of third parties; and
•
defend against challenges and assertions by third parties challenging the validity or enforceability of our intellectual property rights, or our rights in our intellectual property, or asserting that the operation of our business infringes, misappropriates or otherwise violates their intellectual property rights.

Patent portfolio

As of February 28, 2026, we own, co-own or exclusively license 18 patent application families related to our business, including four pending Patent Cooperation Treaty, or PCT, patent applications, 15 pending U.S. non-provisional applications, 11 issued U.S. patents, 61 issued patents in Armenia, Australia, Azerbaijan, Belarus, China, Eurasia, Europe, France, Germany, Hong Kong, India, Indonesia, Italy Israel, Japan, Kazakhstan, Kyrgyzstan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Korea, Russia, Saudi Arabia, South Africa, Spain, the United Kingdom, Taiwan, Tajikistan, and Turkmenistan and 164 pending foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. In addition, we own four U.S. provisional patent applications within the priority year. Our owned, co-owned or exclusively in-licensed patent applications cover various aspects of our programs and technology, including composition of matter and method of use as further described below. Any U.S. or foreign patents issued from national stage filings of our owned, co-owned, or exclusively in-licensed PCT patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications will have a statutory expiration date ranging between 2037 and 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Xilio’s Platform for Masked I-O Molecules

Our proprietary engineering platform technology enables novel, masked I-O molecules designed to selectively activate within the tumor microenvironment to achieve durable efficacy without the severe side effects associated with systemically active I-O agents. By masking components of I-O therapies, our platform technology can be used to decouple therapeutic effects from toxicity for treating different cancers. As of February 28, 2026, we own four patent families covering the platform in the cytokine space: a first patent family, including one pending U.S. patent application and corresponding foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, Japan, India, South Korea, Mexico, Malaysia, New Zealand, the Philippines, Saudi Arabia, Singapore and South Africa; and three additional patent families covering our multi-functional, including bispecific, platform technology in the cytokine space, including three pending U.S. patent applications, one pending PCT application, and 30 pending foreign applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, and Taiwan. We own three patent families covering our immune cell engagers platform technology, two of which are at provisional stage within the priority year and one pending PCT application. We exclusively license two patent families relating to the platform technology and our cytokine and antibody programs. These owned and exclusively licensed patent families will have a statutory expiration date ranging between 2038 and 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

In addition, we own two patent families covering various linker designs that are used or can be used in our technology, including one issued U.S. patent, two pending U.S. applications, one issued patent in Europe, which is validated in France, Germany, Spain, Italy and the United Kingdom, and ten foreign applications in Canada, Europe, Hong Kong, Japan, South Korea, Singapore and Taiwan.

XTX501 (masked PD-1/IL-2 bispecific)

As of February 28, 2026, we own three families relating to XTX501, a bispecific PD-1 / masked IL-2, covering the construct design, key elements and full-length sequences with composition of matter and methods of use claims. These patent families include four pending U.S. applications, two pending PCT applications, and 11 foreign applications in Australia, Brazil, Canada, China, Europe, Hong

Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa and Taiwan. These owned patent families will have a statutory expiration date ranging between 2043 and 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Masked T Cell Engager Programs

As of February 28, 2026, we own three patent families covering our masked T cell engager programs and platform technology, including one patent family covering various bispecific molecules designed using our ATACR format, the second patent family covering various tri-specific molecules using our SEECR format, and the third family covering variant costimulatory molecules. These three patent families include one pending PCT application, two pending U.S. provisional applications within the priority year, and one pending application in Taiwan.

These patent families will have statutory expiration dates in 2045 and 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, and annuity and other governmental fees.

Efarindodekin Alfa (masked IL‑12)

As of February 28, 2026, we own four patent families directed to different masked IL‑12 constructs and sequences, including efarindodekin alfa, with composition of matter and methods of use claims. These patent families include two issued U.S. patents, two pending U.S. non-provisional applications, two U.S. provisional applications, two issued patents in Japan and Taiwan and 46 foreign applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. These patent families will have a statutory expiration date in 2039 and 2047, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Vilastobart (masked, Fc-enhanced anti-CTLA-4)

As of February 28, 2026, we own, co-own or exclusively in-license three patent families relating to masked anti-CTLA‑4 antibody constructs and sequences, including vilastobart, with composition of matter and methods of use claims. A first patent family is exclusively in-licensed from WuXi Biologics (Shanghai) Co., Ltd. and directed to anti-CTLA‑4 antibodies. This family includes three issued U.S. patents and one pending U.S. application covering certain complementarity-determining regions and variable region sequences of anti-CTLA-4 antibodies, including vilastobart. Twenty-seven foreign applications are issued in Armenia, Australia, Azerbaijan, Belarus, China, Eurasia, Indonesia, Israel, Japan, Kazakhstan, Kyrgyzstan, Malaysia, Mexico, New Zealand, Philippines, Russia, South Korea, Saudi Arabia, Singapore, Taiwan, Tajikistan, and Turkmenistan. Nine foreign applications are pending in Brazil, Canada, China, European Patent Office, Hong Kong, India, Mexico, Philippines and South Africa. A second patent family is owned and directed to anti-CTLA‑4 antibodies with modifications that improve antibody-dependent cellular cytotoxicity and includes one issued U.S. patent and one pending U.S. application. One foreign patent is issued in Mexico. Twenty foreign applications are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. A third patent family is co-owned and directed to masked anti-CTLA‑4 antibodies, which includes one issued U.S. patent and one pending U.S. application. Six foreign patents are issued in Japan, China, Eurasia, Hong Kong, Indonesia and Mexico. Twenty-one foreign applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa and Taiwan. These owned, co-owned and licensed patent families will have a statutory expiration date ranging between 2037 and 2039, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Trademark portfolio

As of February 28, 2026, we own two federal trademark registrations for XILIO and XILIO THERAPEUTICS (Class 42) in the United States and a pending federal trademark application for XILIO (Class 5) in the United States that has been approved and published for opposition.

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

License, Collaboration and Option Agreements

Collaboration, License and Option Agreement with AbbVie

In February 2025, our wholly-owned subsidiary Xilio Development entered into a collaboration, license and option agreement with AbbVie for up to four programs leveraging our proprietary masking technology and platform, consisting of (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target, or the initial option program, and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation, each of which we refer to as an additional option program, and (ii) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy, which we refer to as the collaboration program.

Under the agreement, Xilio Development granted AbbVie an option to obtain an exclusive global license to exploit products discovered and developed under the initial option program. During the three-year period following the effective date of the agreement, AbbVie has the right to initiate up to two additional option programs by (a) selecting an initial target and backup target for each such additional option program (excluding the target known as PSMA and any other target for which Xilio Development has completed specified activities prior to lead selection) and (b) paying Xilio Development an additional program nomination fee for each additional option program. In addition, on an option program-by-option program basis, prior to the initiation of specified activities related to lead optimization and selection for the initial target for such option program, AbbVie has a one-time right to substitute the initial target with the backup target agreed upon by the parties at the time of option program initiation, subject to the payment by AbbVie of a one-time substitution fee with respect to such substituted target and the other terms of the agreement. For the initial option program, AbbVie’s option right is exercisable beginning on the effective date of the agreement, and for each additional option program, AbbVie’s option right is exercisable following delivery of written notice of nomination of such additional option program. For each option program, prior to option exercise, Xilio Development will be responsible for conducting preclinical discovery and development up to the completion of IND-enabling studies, subject to AbbVie paying Xilio Development option extension fees upon completion of specified stages of preclinical discovery and development. Unless AbbVie elects to extend preclinical development through the next stage and pays the applicable option extension fee, AbbVie’s option right terminates within a specified time period following completion of each stage of preclinical development. Upon exercising its option for an option program, AbbVie will be responsible for any remaining preclinical development, if applicable, and all clinical development, regulatory and commercialization activities with respect to licensed products under the applicable option program.

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

As of December 31, 2025, we have received $52.0 million in total upfront payments from AbbVie, consisting of a cash payment of $42.0 million and an equity investment of $10.0 million in our common stock at a purchase price of $32.20 per share. In the first quarter of 2026, we received a $5.0 million development milestone related to the collaboration program. We are eligible to receive up to approximately $2.1 billion in additional contingent payments from AbbVie, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the option programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all option programs and the collaboration program. In addition, we are eligible to receive tiered royalties ranging in the mid to high single digits on annual global net product sales.

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

In connection with the execution of the agreement, on February 10, 2025, we entered into a stock purchase agreement with AbbVie Inc. pursuant to which we issued and sold 310,559 shares of common stock to AbbVie Inc. in a private placement at a purchase price of $32.20 per share for an aggregate purchase price of $10.0 million. The private placement closed on February 11, 2025. The stock purchase agreement contains customary terms and conditions, including closing conditions, mutual representations, warranties and covenants for each of us and AbbVie Inc. In addition, pursuant to the terms of an investor rights agreement entered into by and between us and AbbVie Inc. in connection with the stock purchase agreement, AbbVie Inc. agreed to certain transfer and standstill restrictions. In addition, AbbVie Inc. is entitled to certain registration rights with respect to the shares issued pursuant to the stock purchase agreement following termination of the transfer restrictions. We and AbbVie Inc. each granted the other party customary indemnification rights in connection with the registration of the shares issued pursuant to the stock purchase agreement.

Exclusive License Agreement with Gilead

In March 2024, Xilio Development entered into an exclusive license agreement with Gilead pursuant to which it granted Gilead an exclusive global license to develop and commercialize our clinical-stage product candidate efarindodekin alfa, a masked IL-12, and specified other molecules directed to IL-12.

Xilio Development is responsible for conducting clinical development for efarindodekin alfa through the initial Phase 2 portion of the ongoing Phase 1/2 clinical trial. Following the delivery by Xilio Development of a specified clinical data package for efarindodekin alfa related to the Phase 1/2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of efarindodekin alfa to Gilead, subject to the terms of the license agreement and payment by Gilead of a $75.0 million transition fee.

In connection with the execution of the license agreement, in March 2024, we also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead purchased an aggregate of $25.0 million of our common stock and prefunded warrants (in lieu of shares of common stock) in three private placements during the year ended December 31, 2024, consisting of an aggregate of 650,387 shares of common stock and 712,514 prefunded warrants to purchase common stock. The prefunded warrants are exercisable at any time at an exercise price of $0.0014 per share, subject to Gilead not being deemed a beneficial owner of greater than 19.9% of our common stock upon the exercise of the prefunded warrants.

As of December 31, 2025, we have received $72.5 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the license agreement, $25.0 million in gross proceeds from private placements under the stock purchase agreement and a $17.5 million development milestone payment. We are eligible to receive up to $575.0 million in additional contingent payments under the license agreement, which consist of (i) the $75.0 million transition fee and (ii) up to $500.0 million in development, regulatory and sales-based milestones. In addition, we are eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

Amended and Restated Exclusive License Agreement with City of Hope

In August 2016, Xilio Development entered into an amended and restated exclusive license agreement with City of Hope pursuant to which City of Hope granted us an exclusive worldwide license to specified patent rights related to our anti-CTLA‑4 monoclonal antibody program.

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

CTLA‑4 Monoclonal Antibody License Agreement with WuXi Biologics

In September 2016, we entered into a license agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, as amended in December 2017, pursuant to which WuXi Biologics granted us an exclusive worldwide license, including the rights to grant sublicenses through multiple tiers, to specified monoclonal antibodies and patent rights and know-how controlled by WuXi Biologics, including certain patent rights related to our anti-CTLA‑4 mAb program.

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

Although we expect to rely on one or more third-party contract manufacturers for the production of our current and future product candidates, we have personnel with extensive technical, manufacturing, analytical and quality experience in biotherapeutic protein manufacturing to oversee our contract manufacturer relationships. In collaboration with our third-party manufacturer, we have manufactured cGMP clinical supply for our clinical trials for our clinical-stage product candidates, vilastobart (anti-CTLA-4) and efardindodekin alfa (IL-12) and cGMP manufacturing for XTX501 (PD-1/IL-2) clinical supply is in process. As we scale clinical and develop commercial manufacturing capability for each of our product candidates, we intend to develop the network of contract manufacturing sites operated by our CDMO to include EU- or U.S.-based sites.

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

•
completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•
design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product, and with respect to biologics, the purity, potency and safety of such drug product, for each proposed indication;
•
submission to the FDA of a biologics license application, or BLA, for a biological product requesting marketing for one or more proposed indications;

•
review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
•
completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP to assure the product’s identity, strength, quality and purity;
•
completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•
payment of user application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
•
securing FDA approval of the BLA, authorizing marketing of the product in the United States for one or more indications; and
•
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

In December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, micro-physiological systems, or bio-printed or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies.

The IND and IRB Processes

An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30‑day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects and patients will be exposed to unreasonable health risks or whether there are any issues surrounding chemistry, manufacturing and controls, or CMC, for the proposed product. At any time during this 30‑day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency.

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

•
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
•
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
•
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
•
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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. On January 27, 2025, in response to an executive order regarding diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” In light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of BLAs.

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

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in in evaluating the clinical benefit of a medical product.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements, the FDA has, as of January 31, 2026 issued eight notices of non-compliance. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

In 2017, with the passage of the FDA Reauthorization Act of 2017, or FDARA, Congress established new requirements to govern certain molecularly targeted cancer indications. Section 505B of the FDCA, as amended by FDARA, requires that any original BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (i) intended for the treatment of an adult cancer, and (ii) directed at a molecular target that the Secretary of the U.S. Department of Health and Human Services, or HHS, determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances. Currently, the fee required for the submission and review of an application for federal fiscal year 2026 is approximately $4,682,003, and the sponsor of an approved application is also subject to an annual program fee, currently more than $442,213 for federal fiscal year 2026.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. The FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

The FDA has agreed to specified performance goals in the review process of BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the BLA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. For those seeking to challenge a CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

Expedited Review Programs

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

•
restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act, or DSCSA, became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place, but in August 2023, the FDA granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none have been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products. Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

In September 2021, in Catalyst Pharms, Inc. v. Becerra, or Catalyst, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently, however, on February 14, 2025, a federal district court in Washington, D.C., fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians, patient privacy laws and regulations, and other healthcare laws and regulations that may constrain our business and/or financial arrangements.

Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•
the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•
the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
•
the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information

Healthcare Reform in the United States and Potential Changes to Healthcare Laws

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control, and other changes to the healthcare system in the United States. By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Pharmaceutical Price Initiatives

There has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for pharmaceutical and biologic products. For example, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A number of states have submitted Section 804 Importation Program proposals to the FDA with the goal of obtaining authority to import drugs from Canada, subject to conditions. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain its initial feedback prior to formally submitting SIP proposals. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.

On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation but, with passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, or PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

Since adoption of the IRA, the current administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, an April 2025 executive order directed HHS to take steps to reduce the prices of pharmaceutical products, and a May 2025 executive order called on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The May 2025 executive order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most favored nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, 17 pharmaceutical companies were issued letters reiterating the requirements of the May 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, the administration launched a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, or GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, or GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for its drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organisation for Economic Co-Operation and Development countries with a gross domestic product, or GDP, of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026, with other states likely to consider or pass similar laws in the future. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the July 2020 Court of Justice of the EU judgment invalidating the so-called EU-U.S. Privacy Shield, the EC adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the EU (CJEU), C-703/25 P - Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The United Kingdom government has determined that it considers all EU member states and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. Further, the EC decided in June 2021 that the level of data protection in the United Kingdom is “essentially adequate” for purposes of data transfer from the EU to the United Kingdom. On December 19, 2025, the EC renewed this decision until December 27, 2031. The United Kingdom and the United States have also agreed to a U.S.-U.K. “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the United Kingdom to the United States.

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

Employees and Human Capital Resources

As of February 28, 2026, we had 76 full-time employees, including 30 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 54 were engaged in research and development activities and 22 were engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We will need to obtain substantial additional capital in the future to finance our operations and complete the development of any current or future product candidates.

As of December 31, 2025, we had cash and cash equivalents of $137.5 million. In the first quarter of 2026, we received net proceeds of approximately $37.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, upon the closing of a follow-on offering of prefunded warrants and a $5.0 million development milestone related to the collaboration agreement with AbbVie Group Holdings Limited, or AbbVie. Based on our current operating plans, we anticipate that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of 2027. This estimate excludes any potential future milestone payments, option-related fees or other contingent payments under our existing collaboration and partnership agreements with AbbVie and Gilead Sciences, Inc., or Gilead, and excludes the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price. In addition, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate and may need to seek additional capital sooner than anticipated.

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
•
the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for masked immunotherapies and our license agreement with Gilead for efarindodekin alfa, as well as the scope, costs and timing of our development obligations under these agreements;
•
the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all of the outstanding Series C common stock warrants issued in connection with our June 2025 follow-on offering are exercised at their current exercise price of $10.50 per warrant;
•
our ability to secure additional capital in the future;
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

Our existing cash and cash equivalents will not be sufficient to complete development of any current or future product candidates, and we will require additional capital in the future to sustain our operations. We currently do not have any committed external sources of funds and will be required to obtain further funding in the future through public or private equity offerings, debt, collaborations, licensing arrangements, the conversion of common stock warrants for cash, or other sources. However, adequate additional capital may not be available to us in the future on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening economic conditions, both inside and outside the United States, including without limitation heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, future pandemics, geopolitical tensions, including trade wars or civil or political unrest, or wars or other armed conflicts. Our failure to raise additional capital in the future as and when needed to support our operations would have a material adverse effect on our financial condition, our ability to develop and commercialize our current and any future product candidates or otherwise pursue our business strategy.

If we fail to regain and maintain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On February 23, 2026, our stockholders voted to adopt and approve an amendment to our restated certificate of incorporation, as amended, to effect a reverse stock split of our issued shares of common stock and our board of directors elected to implement a reverse stock split at a ratio of 1-for-14, which reverse stock split became effective on March 13, 2026 at 5:00 p.m. Eastern Time. However, if we do not regain compliance with the minimum bid price requirement by March 30, 2026, or if we do not meet the other listing standards, the Nasdaq Staff will provide us with notice that our common stock may be delisted. At that time, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. However, there can be no assurance that, even if we appeal the Nasdaq Staff’s delisting determination to the panel, such appeal would be successful.

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

The recently implemented reverse stock split of our common stock may not achieve the intended benefits and could have a materially adverse effect on the market price of our common stock.

As discussed above, we recently implemented a reverse stock split of our common stock. The reverse stock split may not achieve the intended benefit of increasing the per share market price of our common stock, and there are a number of risks associated with the reverse stock split, including, without limitation:

•
the reverse stock split may not result in a price per share that will successfully attract certain types of investors, and such resulting share price may not satisfy the investing guidelines of institutional investors or investment funds;
•
the trading liquidity of the shares of our common stock may not improve, or may decline, as a result of the reverse stock split and there can be no assurance that the reverse stock split will result in the intended benefits; and
•
the reverse stock split could be viewed negatively by the market and other factors, which may adversely affect the market price of our common stock.

There can also be no assurances the reverse stock split will prevent the delisting of our common stock from the Nasdaq Capital Market, which could have a material adverse effect on our business.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

Since inception, we have incurred significant operating losses, including net losses of $35.0 and $58.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $418.8 million. We expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, masked immuno-oncology, or I-O, molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. We do not expect to generate any revenue from the sale of products for a number of years, if at all, and any such revenue will not be realized unless and until we obtain marketing approval for and successfully launch and commercialize a product candidate. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

To date, we have financed our operations primarily from proceeds raised through private placements of equity securities; sales of common stock in our initial public offering, or IPO, and through “at-the-market” offerings; the sale of prefunded warrants in our June 2025 and February 2026 follow-on offerings; the exercise of certain common stock warrants issued in connection with our June 2025 follow-on offering; development event payments under our co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd, or Roche; and upfront and milestone payments under our collaboration and license agreements with AbbVie and Gilead. All of our programs are in clinical or preclinical development. As a result, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all.

We expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, masked I-O molecules through development. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year, and we expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

Raising additional capital in the future may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to product candidates or our technology. In addition, the issuance of shares of common stock upon the exercise of our outstanding prefunded warrants or common stock warrants will result in immediate and substantial dilution to our existing stockholders.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, the issuance of shares of common stock upon the exercise of our outstanding prefunded warrants or common stock warrants will result in immediate and substantial dilution to our existing stockholders. Similarly, if we issue additional shares of our common stock in one or more public or private offerings in the future, our existing stockholders will suffer further dilution. In addition, as a condition to providing additional funds to us, Gilead and AbbVie received rights superior to those of existing stockholders, and in connection with the issuance of prefunded warrants and common stock warrants in June 2025, we agreed to specified restrictions on our future equity issuances, unless we obtain the requisite prior approval of the warrant holders. Future investors may similarly receive rights that are superior to those of existing investors or which place restrictions on our future equity issuances. In addition, the incurrence of any indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Further, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We are a clinical-stage biotechnology company with a limited operating history upon which investors can evaluate our business and prospects. Since inception, we have devoted substantially all of our financial resources and efforts to performing research and development activities. Our approach to the discovery and development of masked I-O product candidates using our proprietary platform technology is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, each of our product candidates is either in early clinical or preclinical development, and all of our other development programs are still in discovery stages. We have not yet demonstrated an ability to successfully complete any late-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. As of December 31, 2025, we had federal and state net operating loss, or NOL, carryforwards of $263.5 million and $234.6 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we do not know whether or when we will generate taxable income necessary to utilize our NOLs.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our clinical-stage, masked I-O product candidates: vilastobart and efarindodekin alfa. We are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in an ongoing Phase 2 clinical trial in patients with microsatellite stable, or MSS, metastatic colorectal cancer, or mCRC, and we are currently evaluating efarindodekin alfa as a monotherapy in an ongoing Phase 2 clinical trial in patients with certain advanced solid tumors. We also have a portfolio of programs that are in earlier stages of development and may never advance to clinical-stage development, including XTX501, our bispecific PD-1/masked IL-2, which is designed to selectively stimulate PD-1 positive antigen-experienced T cells and enhance their function and is currently advancing in initial IND-enabling activities, and our wholly-owned preclinical programs for a multi-specific masked T cell engager targeting prostate-specific membrane antigen, or PSMA, and six-transmembrane epithelial antigen of prostate 1, or STEAP1, and a masked T cell engager targeting claudin 18.2, or CLDN18.2, as well as an additional masked T cell engager program in collaboration with AbbVie.

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

All our product candidates are still in the early clinical stage or preclinical stage of development, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current or future preclinical programs, including without limitation, the planned IND for XTX501, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, data reported to date for our Phase 1/2 trial for vilastobart in combination with atezolizumab and our Phase 1 trial for efarindodekin alfa. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our ongoing Phase 2 clinical trial evaluating vilastobart in combination with atezolizumab or our Phase 2 clinical trial evaluating efarindodekin alfa as a monotherapy, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events leading up to, during or as a result of clinical trials that could delay or prevent the initiation or completion of a clinical trial or our ability to receive marketing approval or commercialize our product candidates, including:

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

Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Traditional cytokine therapies and checkpoint inhibitors have long been associated with severe toxicities, which can be life-threatening or fatal, that have resulted in the need to dose-reduce, dose-interrupt and discontinue many patients from treatment. As has been the case with traditional I-O treatments for cancer, it is possible that there may be severe side effects associated with the use of our current or future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We intend to develop our clinical-stage product candidates, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are currently evaluating vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 2 clinical trial in patients with MSS mCRC. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results or prospects may be materially harmed.

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

We may not be successful in our efforts to use our platform technology to enable the development of a pipeline of masked I-O product candidates.

A key element of our strategy is to use our novel platform technology to engineer and develop masked I-O molecules with the potential to trigger anti-tumor immunity with minimal systemic toxicity in order to advance a pipeline of product candidates. We may not be able to continue to identify and develop novel I-O therapies. Even if we are successful in continuing to advance our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to or will not be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our platform approach or take longer to do so than anticipated, we will not or may not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

We have relied on WuXi Biologics in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use WuXi Biologics as our CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID‑19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the U.S. may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, CDMOs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. For example, in December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern, or BCCs; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a BCC. On December 18, 2025, the chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi AppTec, WuXi Biologics, and WuXi XDC be added to the 1260H list, which would make all of those entities BCCs. The 1260H list was updated by the Department of Defense in January 2024 and January 2025, and we expect it will be updated again in early 2026.

Any disruption in China or the U.S. that significantly impacts WuXi Biologics or other third parties with whom we conduct business now or in the future, including CROs that provide services for our research and development programs, or manufacturers that produce and export raw or manufactured materials in adequate quantities to meet our needs, could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic or geopolitical conditions, including sanctions in China or against certain Chinese companies; changes in U.S. export laws or the imposition by the U.S. of trade barriers; sanctions; limitations on uses of U.S. government executive agency contract, grant or loan funds; or other restrictions on doing business with certain Chinese companies, including WuXi Biologics, which could have a material adverse effect on our business. Additionally, we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

Risks Related to our Dependence on Third Parties

We expect to rely on third parties to conduct, supervise and monitor IND-enabling studies and clinical trials, and to perform other functions for us, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.

We expect to rely on third parties, including but not limited to, CROs and research and clinical trial sites to ensure our IND-enabling studies and clinical trials are conducted properly and on time, and we expect to rely in the future on third-party vendors for additional research programs as well as other functions. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party vendors’ activities. Nevertheless, we will be responsible for ensuring that each of these studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the third-party vendors does not relieve us of our regulatory responsibilities.

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

Our CROs and other third-party vendors are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs or other functions. These third-party vendors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our third-party vendors do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements, or for any other reasons, our studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidates we may develop. As a result, our financial results and commercial prospects would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We have entered into, and may in the future seek to enter into, licenses, collaborations or similar arrangements with third parties for the research, development and commercialization of certain of our current or future product candidates. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those product candidates.

In March 2024, our wholly-owned subsidiary, Xilio Development, Inc., or Xilio Development, entered into a license agreement with Gilead, pursuant to which Gilead was granted an exclusive global license to develop and commercialize efarindodekin alfa, our masked IL-12, and other specified molecules directed toward IL-12. In February 2025, Xilio Development entered into a collaboration, license and option agreement with AbbVie, pursuant to which AbbVie was granted (i) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target and (b) subject to the terms of the agreement, up to two additional programs to discover, develop, and commercialize masked T cell engager molecules for an initial target and backup target determined at the time of program initiation and (ii) an exclusive license to develop and commercialize a masked antibody-based immunotherapy. We may in the future seek third-party collaborators or licensors for the research, development and commercialization of other current or future product candidates. With respect to our agreements with Gilead and AbbVie, and what we expect will be the case with any future collaboration agreements we enter into, we have and would likely have limited control over whether such collaborators pursue the development of our product candidates or the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates that we seek to develop with them. For example, under the license agreement with Gilead, if Gilead exercises its right to transition responsibilities for the development and commercialization of efarindodekin alfa and the rest of our IL-12 program, it will have sole decision-making authority with respect to the continued development and future commercialization of our IL-12 program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed IL-12 program assets to us. Similarly, subject to limited exceptions, AbbVie has sole decision-making authority with respect to the development and commercialization of the masked antibody-based immunotherapy program. With respect to any T cell engager program for which AbbVie exercises its option, AbbVie will have sole decision-making authority with respect to the continued development and future commercialization of such option program and may elect to prioritize other assets that it believes are more competitive, or it may exercise its right to terminate the license and return the licensed T cell engager program assets to us. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations or licenses will be developed further or reach commercialization. Further, our ability to generate revenues from these existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

We are developing our most advanced clinical-stage, masked I-O product candidates for the treatment of cancer and have not completed clinical development or received marketing approval for either vilastobart or efarindodekin alfa. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

With respect to XTX501, currently there are no bispecific PD-1 targeted IL-2 therapies approved for the treatment of cancer. However, we are aware of several companies that have bispecific PD-1 targeted IL-2 programs in development, including but not limited to Anaveon AG, Bright Peak Therapeutics, Inc., Innovent Biologics, Inc., Medicenna Therapeutics Corp., Regeneron Pharmaceuticals, Inc., Roche, and Teva Pharmaceutical Industries, Ltd.

With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. However, we are aware of other companies that have masked T cell engager programs in development for PSMA, including but not limited to Janux Therapeutics, Inc. and Vir Biotechnology, Inc., and at least one other company, Werewolf Therapeutics, Inc., that has a masked T cell engager program in development for STEAP1. To our knowledge, there are no companies currently developing a masked T cell engager program targeting both PSMA and STEAP1 or a masked T cell engager program for CLDN18.2. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including but not limited to Amgen Inc., Astellas Pharma Inc., AstraZeneca PLC, Innovent Biologics, Inc., Transcenta Holding Ltd. and Zai Lab Limited, for PSMA, including but not limited to AbCellera Biologics Inc., Regeneron Pharmaceuticals Inc. and Xencor, Inc., and for STEAP1, including but not limited to Amgen Inc. and Xencor Inc.

With respect to efarindodekin alfa, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several companies that have IL-12 delivery programs in development, including but not limited to ImmunityBio, Inc., PDS Biotechnology Corporation, Philogen S.p.A., Shanghai KangaBio Co., Ltd., Werewolf Therapeutics, Inc., Xencor Inc. and Zymeworks Inc.

Vilastobart, if approved, may face competition from other anti-CTLA-4 based therapies. For example, Yervoy (ipilimumab), an anti-CTLA-4, is approved to treat melanoma, renal cell carcinoma and certain cancers of the large intestine, and Imjudo (tremelimumab) is approved as a combination therapy to treat unresectable hepatocellular carcinoma. In addition, we are aware of several companies that have anti-CTLA-4 programs in development, including but not limited to Adagene, Inc., Agenus Inc., AstraZeneca plc, BioAtla, Inc., Chugai Pharmaceutical Co. Ltd., MacroGenics, Inc., OncoC4, Inc. and Solstice Oncology.

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

We believe that any of the product candidates we develop that is licensed in the U.S. as a biological product under a BLA should qualify for the 12‑year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, the FDA issued draft guidance outlining the general requirements for diversity action plans, or DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law, because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order regarding diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. That action, along with similar actions by the current administration to remove many other healthcare webpages, is the subject of ongoing litigation. In late July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of BLAs.

Further, for our new clinical activities in the EU, we will need to navigate the Clinical Trials Regulation (EU) No 536/2014, which became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU member state will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU member states and the public.

Accordingly, any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program, progress development efficiently, and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, on July 14, 2025, following litigation reaching the U.S. Supreme Court, the current administration began to carry out layoffs across HHS, including at the FDA. The loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates.

In addition, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the current administration’s efforts to reduce the workforce of HHS and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the reduction in workforce reportedly did not specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected, and those losses could lead to delays in PDUFA reviews and related activities. In addition, there is a risk that the reduction in workforce and budget cutbacks could threaten the integrity of the PDUFA program itself, because in order for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the current administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, the administration has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of government agencies, such as the National Institutes of Health, the National Science Foundation, the Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the United States, and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the federal government shut down on October 1, 2025 and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that FDA operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for fiscal year 2026 until a fiscal year 2026 appropriation or continuing resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for fiscal year 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the

U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom, or the U.K., as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, which will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the U.K. left the EU prior to the date on which the EU Clinical Trials Regulation took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators. The Reference Regulators notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU member states, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity, with possible extensions for new indications up to a maximum of 11 years total. There will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra, or Catalyst, that court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently, however, on February 14, 2025, a federal district court in Washington, D.C., fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

For example, on September 9, 2025, the current administration issued a memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer, or DTC, prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the FDA would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be non-promotional, truthful, non-misleading, and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the PPACA was signed into law. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the CARES Act.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. For example, under current legislation, the actual reductions in Medicare payments may vary by up to 4%.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed an action challenging the PPACA after finding that the plaintiffs did not have standing to challenge the constitutionality of the law. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The HTA entered into force in January 2022 and began to apply in January 2025, with a phased implementation depending on the concerned products. The HTA intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It permits EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The prices of prescription pharmaceuticals have been the subject of considerable legislative and executive actions in the United States. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

For example, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain its initial feedback prior to formally submitting SIP proposals. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.

On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it did not originally apply to drugs and biologics that had been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

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

In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and placing price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023, with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of fifteen drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of fifteen drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co., or Merck, filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. The HHS has generally won the substantive disputes in these cases, or succeeded in getting claims dismissed for lack of standing. We expect that current or future litigation involving provisions of the IRA will have unpredictable and uncertain results on the implementation and impact of the IRA on the biotechnology industry generally, as well as our business and current or future products.

In addition, since adoption of the IRA, the current administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, an April 2025 executive order directed HHS to take steps to reduce the prices of pharmaceutical products, and a May 2025 executive order called on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The May 2025 executive order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most favored nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, 17 pharmaceutical companies were issued letters reiterating the requirements of the May 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, the administration launched a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, or GLOBE, and the

Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, or GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for its drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organisation for Economic Co-Operation and Development countries with a gross domestic product, or GDP, of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.

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

Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any products for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•
the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
•
the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities
•
HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
•
the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

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

There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission, or FTC, and state attorneys general all are aggressive in reviewing privacy and data security protections for consumers. There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data, including potential health data, to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data protection laws and transfer restrictions, and others that may pass in the future, may create operational challenges and legal risks for our business. As a result, we will need to seek to ensure our business practices comply with evolving rules and guidance at the federal and state level related to privacy and data security in order to mitigate our risk for any potential enforcement action, which may be costly. In addition, if we are subject to an enforcement action and settlement order, we may be required to adhere to very specific privacy and data security practices or pay fines and adhere to specified compliance requirements, all of which could be costly and adversely impact our business. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce, and is in the process of developing rules related to commercial surveillance and data security.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026, with other states likely to consider or pass similar laws in the future. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities, and could lead to government enforcement actions, private litigation and significant fines and penalties against us, all of which could increase our cost of doing business and have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects. Further, we cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

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

Changes in and uncertainty surrounding U.S. and international trade policies may adversely impact our business and operating results.

In 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners, which included a number of reciprocal and country-specific tariffs under the International Emergency Economic Powers Act, or the IEEPA. In February 2026, the U.S. Supreme Court held that the IEEPA does not authorize the President to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs. The President subsequently invoked Section 122 of the Trade Act of 1974 to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports. The tariffs imposed under Section 122 are temporary and valid for 150 days without congressional approval. Multiple states have challenged these tariffs in court.

Separately, in 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, the U.S. administration announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, the administration indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the administration delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration. Significant uncertainty surrounding trade policy and tariff activity continues.

The changes in tariffs that have been announced and/or implemented and the underlying uncertainty currently surrounding international trade, could have a negative impact on our costs of materials and production processes, or could cause supply chain disruptions and delays due to new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantities and in a timely manner, the research, development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. Further, sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

We also face emerging risks associated with the use of generative artificial intelligence and related technologies, including algorithmic error, vendor dependency, potential infringement of third-party intellectual property rights through agent-generated outputs, and an uncertain and rapidly evolving regulatory environment at the state, federal, and international levels, any of which could adversely impact our business, results of operations and financial condition.

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

The trading volume and market price of our common stock has been, and may continue to be, subject to significant fluctuations in response to numerous factors, many of which are beyond our control. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The trading volume and market price for our common stock may be influenced by many factors, including:

•
our recently effected reverse stock split of our common stock, which became effective March 13, 2026;
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

The trading market for our common stock relies, in part, on the research and reports that securities or industry analysts publish about us or our business. Currently, one securities and industry analyst publishes research on our company. There can be no assurance that the existing analyst will continue to cover us or that new analysts will begin to cover us. There is also no assurance that the covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if the analyst covering our business downgrades her evaluation of our stock or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our stock could decline. In the past, analysts have ceased to cover our stock and others may cease to do so in the future. As a result, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We expect to remain an EGC until December 31, 2026. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA was signed into law in August 2022 and OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions, changes to the business interest deduction limitation, the election to either fully deduct or continue to capitalize and amortize domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), changes to the bonus depreciation deduction rules, and changes to the international tax framework. Regulatory guidance under the OBBBA and other tax-related legislation is and continues to be forthcoming, and we will utilize such guidance to analyze the impact of such legislation on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.

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

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Our chief information officer, or CIO, has primary oversight of material risks from cybersecurity threats and leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes, including through his management of, and participation in, the cybersecurity risk management and strategy processes described above, and his oversight of our incident response plans and escalation procedures described below. Our CIO reports to our chief financial and operating officer and is an experienced information technology leader with over 25 years of expertise in cybersecurity defense, both in academic and corporate environments. This experience includes, but is not limited to, data defense, perimeter and infrastructure defense, corporate risk awareness, compliance adherence, and cybersecurity training and leadership.

We have also established a cross-functional information security counsel, or ISC, led by our CIO, that brings together representatives from across the organization, including from our IT, finance, clinical, human resources, research and development, program leadership, facilities, and legal functions, that is responsible for reviewing, responding, mitigating and reporting all cybersecurity incidents. The ISC meets quarterly and on an ad hoc basis, as necessary. In the event of a cybersecurity incident, our ISC is promptly convened and follows a standardized review and mitigation process and incident response plan, which includes escalation to our data protection committee, or DPC. Our DPC is composed of our CIO and our chief legal officer and is responsible for assessing, among other factors, the actual or potential operational, business, financial, legal or reputational impact of a cybersecurity incident on us. The DPC is also responsible for notifying the audit committee of the board of directors in the event of a significant cybersecurity threat or incident.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “XLO.” Trading of our common stock commenced on October 22, 2021, following the completion of our initial public offering. Prior to that date, there was no public market for our common stock.

Holders

As of March 16, 2026, there were 23 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.

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

Overview

We are a clinical-stage biotechnology company discovering and developing masked immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer. Leveraging our clinically-validated masking technology and capabilities, we are developing I-O therapies designed to selectively activate within the tumor microenvironment to achieve durable efficacy without the severe side effects associated with systemically active I-O agents. Our integrated biology and protein engineering approach enables us to design and develop highly potent, masked biologics that are activated, or unmasked, by tumor-specific proteases within the tumor microenvironment. We are currently advancing multiple programs in preclinical and clinical development, including masked multi-specifics, and our clinically-validated masking technology has enabled us to establish top-tier strategic partnerships, including with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead.

Recent Events

On March 12, 2026, we filed a certificate of amendment to our restated certificate of incorporation to effect 1-for-14 reverse stock split of our issued and outstanding shares of common stock, without any change to par value, which became effective at 5:00 P.M. Eastern Time on March 13, 2026. Unless otherwise indicated, all share amounts and per share amounts of our common stock have been adjusted retroactively in this Annual Report on Form 10-K to give effect to the reverse stock split for all periods presented.

In February 2026, we received net proceeds of approximately $37.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, upon the closing of a follow-on offering of prefunded warrants. In connection with the offering, we issued prefunded warrants to purchase 5,341,404 shares of our common stock. Each prefunded warrant is exercisable for one share of our common stock. The purchase price of each warrant was $7.4886. Each prefunded warrant has an exercise price of $0.0014 per share and will be exercisable from the date of issuance until fully exercised, subject to a beneficial ownership limitation for each holder.

Liquidity Overview

To date, we have financed our operations primarily from proceeds raised through private placements of equity securities; sales of common stock in our initial public offering, or IPO, and through “at-the-market” offerings; the sale of prefunded warrants in our June 2025 and February 2026 follow-on offerings; the exercise of certain common stock warrants issued in connection with our June 2025 follow-on offering; development event payments under our co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd., or Roche; and upfront and milestone payments under our collaboration and license agreements with AbbVie and Gilead. All of our programs are in early clinical or preclinical development. As a result, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

In June 2025, we closed a follow-on offering of prefunded warrants and accompanying common stock warrants and received net proceeds of $47.0 million. In connection with the offering, we issued prefunded warrants to purchase 4,762,533 shares of common stock, accompanied by Series A warrants to purchase 4,762,533 shares of common stock (or, in certain circumstances, prefunded warrants), Series B warrants to purchase 4,762,533 shares of common stock (or, in certain circumstances, prefunded warrants) and Series C warrants to purchase 4,762,533 shares of common stock (or, in certain circumstances, prefunded warrants). Through

December 31, 2025, 3,443,388 of the Series B warrants were exercised for 1,008,415 shares of common stock and 2,434,973 prefunded warrants in lieu of shares of common stock. We received approximately $35.8 million in total gross proceeds from the exercise of the Series B warrants, before deducting underwriting discounts and commissions and any offering expenses. An aggregate of 3,443,388 Series C warrants, which are exercisable between June 1, 2026 and December 2, 2026, remain outstanding and 1,319,145 Series C warrants expired on December 31, 2025 according to their terms in connection with the expiration of unexercised Series B warrants. If all of the outstanding Series C warrants are exercised for cash at their current exercise price of $10.50 per warrant, we would receive up to $36.2 million in additional total gross proceeds in the second half of 2026, before deducting underwriting discounts and commissions and any offering expenses.

Since inception, we have incurred significant operating losses, including net losses of $35.0 million and $58.2 million for years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $418.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of December 31, 2025, we had cash and cash equivalents of $137.5 million. In the first quarter of 2026, we received net proceeds of approximately $37.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, upon the closing of a follow-on offering of prefunded warrants and a $5.0 million development milestone related to the collaboration agreement with AbbVie. Based on our current operating plans, we anticipate that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of 2027. This estimate excludes any potential future milestone payments, option-related fees or other contingent payments under our existing collaboration and partnership agreements with AbbVie and Gilead and excludes the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price.

In addition, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. We expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, masked I-O molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for at least the next several years, if at all. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. For the foreseeable future, we expect substantially all of our revenue, if any, would be generated from our collaboration and license agreements with AbbVie and Gilead. For more information on our collaboration, license and option agreement with AbbVie and our license agreement with Gilead, please see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will remain approximately the same or will continue to increase for the foreseeable future as we advance our programs and our current or future product candidates into and through the development phase. We expect our discovery research efforts and our related personnel costs to remain consistent with historical levels. In addition, as we progress our most advanced product candidates in clinical development, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into, or may enter into license, acquisition, option or other agreements to acquire the rights to future products and product candidates. In the event we are unable to raise sufficient additional capital to fund our operations in the future, we may need to implement cost reduction strategies that seek to maintain our ability to continue the development of our most advanced product candidates in clinical development while otherwise reducing our overall research and development expenses.

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

We anticipate that our general and administrative expenses will remain consistent with historical levels as we maintain our infrastructure to support our research and development activities. We also expect to continue to incur significant expenses associated with operating as a public company, including increased costs for accounting, audit, legal, regulatory and tax-related services attributable to maintaining compliance with exchange listing standards and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance costs and investor and public relations costs. We also expect to continue to incur additional expenses related to intellectual property as we file patent applications to protect intellectual property arising from our research and development activities. In the event we are unable to obtain sufficient additional capital in the future, we may need to implement cost reduction strategies that seek to reduce our general and administrative expenses while maintaining sufficient infrastructure to support our planned research and development activities and operations as a public company.

Restructuring

In connection with a March 2024 strategic portfolio reprioritization and restructuring, we undertook efforts to reduce our expenses and streamline our operations, including a reduction in headcount of 15 employees, representing approximately 21% of our workforce immediately prior to the workforce reduction. Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee severance payments, benefits continuation, outplacement services and related expenses.

Other Income, Net

Change in Fair Value of Common Stock Warrant Liabilities

For the Series A warrants and Series C warrants, the change in fair value of common stock warrant liabilities consists of the change in the fair value of the common stock warrant liabilities from the issuance date of June 5, 2025 to December 31, 2025. For the Series B warrants, the change in fair value of common stock warrant liabilities consists of the change in the fair value of the common stock warrant liabilities from the issuance date of June 5, 2025 to the earlier of (i) the exercise date for any Series B warrants exercised before December 2, 2025 and (ii) December 2, 2025 for any Series B warrants unexercised as of such date.

Other Income, Net

Other income, net consists primarily of the portion of the issuance costs we incurred in connection with the issuance of the prefunded warrants and common stock warrants in June 2025 in connection with a follow-on offering which were allocated to the common stock warrant liabilities, interest income earned from our cash and cash equivalents, interest expense principally on the note payable under our former debt arrangement with Pacific Western Bank, or PacWest, and amortization of the debt discount related to debt issuance costs.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2025, we had federal and state net operating loss, or NOL, carryforwards of $263.5 million and $234.6 million, respectively, which may be available to offset future taxable income. Substantially all of our federal NOLs are not subject to expiration and our state NOL carryforwards will expire beginning in 2038. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2025, we also had federal and state research and development credit carryforwards of approximately $12.3 million and $4.7 million, respectively, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Revenue
Collaboration and license revenue	$43,766	$6,344	$37,422
Total revenue	43,766	6,344	37,422
Operating expenses
Research and development	$56,039	$41,211	$14,828
General and administrative	29,709	24,778	4,931
Restructuring	—	937	(937)
Total operating expenses	85,748	66,926	18,822
Loss from operations	(41,982)	(60,582)	18,600
Other income, net
Change in fair value of common stock warrant liabilities	5,845	—	5,845
Other income, net	1,101	2,341	(1,240)
Total other income, net	6,946	2,341	4,605
Net loss	$(35,036)	$(58,241)	$23,205

Collaboration and License Revenue

Collaboration and license revenue increased by $37.4 million from $6.3 million for the year ended December 31, 2024 to $43.8 million for the year ended December 31, 2025. The increase was due to collaboration and license revenue recognized under the collaboration, license and option agreement that we entered into in February 2025 with AbbVie and an increase in collaboration and license revenue recognized under the license agreement with Gilead, which included a cumulative catch-up of collaboration and license revenue of $7.0 million related to the adjustment of the overall transaction price due to the achievement of the $17.5 million development milestone during the third quarter of 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
vilastobart	$6,637	$7,232	$(595)
efarindodekin alfa	7,826	5,085	2,741
XTX501	9,471	—	9,471
XTX202	79	5,208	(5,129)
Other early programs and indirect research and development	11,686	7,771	3,915
Personnel-related	20,340	15,915	4,425
Total research and development expenses	$56,039	$41,211	$14,828

Research and development expenses increased by $14.8 million from $41.2 million for the year ended December 31, 2024 to $56.0 million for the year ended December 31, 2025. The changes in research and development expenses were primarily due to the following:

•
vilastobart costs decreased by $0.6 million, primarily driven by $4.5 million in aggregate development milestones that we incurred during the year ended December 31, 2024 under our CTLA-4 monoclonal antibody license agreement with WuXi Biologics and our amended and restated exclusive license agreement with City of Hope, for which there were no comparable costs during the year ended December 31, 2025, partially offset by a $3.8 million increase in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab, and a $0.1 million increase in manufacturing activities;
•
efarindodekin alfa costs increased by $2.7 million, primarily driven by an increase in clinical development activities related to initiating our Phase 2 clinical trial evaluating efarindodekin alfa as a monotherapy in patients with certain advanced solid tumors during the year ended December 31, 2025;
•
XTX501 costs for the year ended December 31, 2025 consisted of manufacturing activities related to IND-enabling studies and pre-clinical development activities; for the year ended December 31, 2024, XTX501 costs were not separately tracked as we had not begun performing IND-enabling studies;
•
XTX202 costs decreased by $5.1 million, primarily driven by a decrease in clinical development activities as a result of discontinuing further investment in XTX202;
•
other early programs and indirect research and development costs increased by $3.9 million, primarily driven by an increase in external expenses related to preclinical research and development activities, including costs related to our collaboration and license agreement with AbbVie that we entered into in February 2025; and
•
personnel-related costs increased by $4.4 million, primarily driven by a $3.8 million increase in salaries, bonuses and benefits due to higher research and development headcount, a $0.4 million increase in stock-based compensation and a $0.2 million increase in recruiting and other personnel-related costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Personnel-related	$16,321	$14,646	$1,675
Professional and consulting fees	9,963	6,354	3,609
Facility-related and other general and administrative expenses	3,425	3,778	(353)
Total general and administrative expenses	$29,709	$24,778	$4,931

General and administrative expenses increased by $4.9 million from $24.8 million for the year ended December 31, 2024 to $29.7 million for the year ended December 31, 2025. The changes in general and administrative expenses were primarily due to the following:

•
personnel-related costs increased by $1.7 million, primarily driven by a $1.7 million increase in salaries, bonuses and benefits due to higher general and administrative headcount and a $0.1 million increase in stock-based compensation, partially offset by a $0.1 million decrease in recruiting and other personnel-related costs;
•
professional and consulting fees increased by $3.6 million, primarily driven by an increase in legal fees and other professional costs; and
•
facility-related and other general and administrative expenses decreased by $0.4 million, primarily driven by a decrease in costs related to directors’ and officers’ liability insurance.

Restructuring

We did not recognize any restructuring expenses for the year ended December 31, 2025. We recognized $0.9 million in restructuring expenses for the year ended December 31, 2024. The restructuring expenses were associated with a workforce reduction announced in March 2024 and consisted of employee severance, benefits continuation and outplacement service costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the year ended December 31, 2025 was due to a gain of $5.8 million, which consisted of:

•
a $3.7 million gain on the decrease in the fair value of the Series A common stock warrant liabilities between the issuance date of June 5, 2025 and December 31, 2025, which was primarily driven by a decrease in the price per share of our common stock;
•
a $3.5 million gain on the decrease in the fair value of the Series B common stock warrant liabilities between the issuance date of June 5, 2025 and December 2, 2025, which was primarily driven by a decrease in the price per share of our common stock; and
•
a $1.4 million loss on the increase in the fair value of the Series C common stock warrant liabilities between the issuance date of June 5, 2025 and December 31, 2025, which was primarily driven by a decrease in the price per share of our common stock and the expiration of 1,319,145 Series C warrants on December 31, 2025 according to their terms in connection with the expiration of unexercised Series B warrants.

Other Income, Net

Other income, net of $1.1 million for the year ended December 31, 2025 included $3.4 million of interest income, which was partially offset by $2.3 million of the issuance costs we incurred in connection with the sale and issuance of the prefunded warrants and common stock warrants in connection with our June 2025 follow-on offering, which were allocated to the common stock warrant liabilities. Other income, net of $2.3 million for the year ended December 31, 2024 consisted primarily of interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of equity securities; sales of common stock in our IPO, and through “at-the-market” offerings; the sale of prefunded warrants in our June 2025 and February 2026 follow-on offerings; the exercise of certain common stock warrants issued in connection with our June 2025 follow-on offering; development event payments under our co-funded clinical trial collaboration with Roche; and upfront and milestone payments under our collaboration and license agreements with AbbVie and Gilead. All of our programs are in early clinical or preclinical development. As a result, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

As of December 31, 2025, we had cash and cash equivalents of $137.5 million. In the first quarter of 2026, we received net proceeds of approximately $37.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, upon the closing of a follow-on offering of prefunded warrants and a $5.0 million development milestone related to the collaboration agreement with AbbVie. Based on our current operating plans, we anticipate that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of 2027. This estimate excludes any potential future milestone payments, option-related fees or other contingent payments under our existing collaboration and partnership agreements with AbbVie and Gilead and excludes the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price. In addition, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

At-the-Market Offering Program

In March 2025, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703), or the S-3 Shelf. In March 2025, we entered into a sales agreement with Leerink Partners, LLC, under which we may issue and sell shares of our common stock from time to time at an aggregate offering price of up to $50.0 million. In February 2026, we filed a prospectus supplement to our prospectus dated May 8, 2025 (333-285793) to reduce the amount of common stock we may offer and sell under the sales agreement to an aggregate offering price of up to $9.5 million.

Please see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information about our at-the-market offering program.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended
	December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,992)	$(18,378)
Investing activities	(518)	(36)
Financing activities	87,775	29,196
Net increase in cash, cash equivalents and restricted cash	$82,265	$10,782

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

During the year ended December 31, 2025, net cash used in operating activities of $5.0 million was primarily driven by net changes in operating assets and liabilities of $25.1 million, which includes the $49.1 million received from AbbVie under the collaboration, license and option agreement and stock purchase agreement that was recorded as deferred revenue at the outset of the arrangement and the $17.5 million development milestone received in the third quarter of 2025 from Gilead under the license agreement, and net non-cash expenses of $4.9 million, which includes the $5.8 million gain recorded on the change in fair value of our common stock warrant liabilities, partially offset by our net loss of $35.0 million.

During the year ended December 31, 2024, net cash used in operating activities of $18.4 million was primarily due to our net loss of $58.2 million, partially offset by changes in operating assets and liabilities of $31.8 million and net non-cash expenses of $8.1 million.

Investing Activities

During the years ended December 31, 2025 and 2024, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities of $87.8 million primarily consisted of proceeds from the sale of prefunded warrants and common stock warrants through a follow-on offering and the subsequent exercise of certain of those common stock warrants, proceeds from the sale and issuance of common stock to AbbVie in a private placement and proceeds from the sale and issuance of common stock through ATM offerings.

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

As of December 31, 2025, we had cash and cash equivalents of $137.5 million. In the first quarter of 2026, we received net proceeds of approximately $37.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us, upon the closing of a follow-on offering of prefunded warrants and a $5.0 million development milestone related to the collaboration agreement with AbbVie. Based on our current operating plans, we anticipate that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of 2027. This estimate excludes any potential future milestone payments, option-related fees or other contingent payments under our existing collaboration and partnership agreements with AbbVie and Gilead and excludes the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price.

However, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. In addition, we expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, masked I-O molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company.

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
•
the timing and amount of milestones, option-related fees and other contingent payments under our collaboration, license and option agreement with AbbVie for masked immunotherapies and our license agreement with Gilead for efarindodekin alfa, as well as the scope, costs and timing of our development obligations under these agreements;
•
the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all of the outstanding Series C common stock warrants issued in connection with our June 2025 follow-on offering are exercised at their current exercise price of $10.50 per warrant;
•
our ability to secure additional capital in the future;
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

Contractual Obligations

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date include an operating lease for our corporate headquarters and certain license agreements.

Lease Agreement

We lease building space for our corporate headquarters at 828 Winter Street in Waltham, Massachusetts under a non-cancellable operating lease that expires in March 2030. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. As of December 31, 2025, the remaining required payments for our operating lease, not including the optional extension period, are approximately $8.2 million. For further information regarding our operating lease agreement, please see Note 7, Leases, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Collaboration and License Revenue

Our collaboration and license revenue to date is comprised of amounts recognized from our collaboration, license and option agreement with AbbVie and our license agreement with Gilead. We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606.

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

Valuation of Common Stock Warrant Liabilities

We account for warrants to purchase shares of our common stock in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC 815, Derivatives and Hedging, or ASC 815. We classify warrants issued for the purchase of shares of our common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. Such assessment includes determining whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants are liabilities within the scope of ASC 480, whether the warrants meet the definition of a derivative in ASC 815 and whether the warrants meet the requirements for equity classification pursuant to the indexation and equity classification criteria in ASC 815.

We determine the classification of warrants at the time of issuance and update our assessments as necessary. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital and are not subsequently remeasured. Warrants that are classified as liabilities are recorded at fair value on the issuance date and remeasured to fair value at each reporting period, with the change in fair value recorded as a component of other income, net, on the consolidated statements of operations and comprehensive loss.

The fair value of the common stock warrant liabilities is calculated utilizing a Black-Scholes option pricing model for the Series A warrants and a Monte Carlo simulation model for the Series C warrants. For the portion of the year ended December 31, 2025 that the Series B warrants were outstanding, the fair value of such warrants was calculated using a Monte Carlo simulation model. The Black-Scholes pricing model and the Monte Carlo simulation model assumptions include:

•
the warrant exercise price;
•
the expected term of the warrant, which is the remaining contractual term of the warrant;
•
the current price of our common stock;
•
the expected volatility, which is estimated based on our historical volatility;
•
the risk-free interest rate, which is estimated using the published U.S. Treasury rates with maturities that are commensurate with the expected term of the warrant, and;
•
the expected dividend yield, which is zero as we do not have a history of paying dividends and have no plans to pay dividends in the future.

The Monte Carlo simulation assumptions also include the potential impacts of the warrant strike price reset features. Certain of these assumptions require judgment and estimation that could have a material impact on our financial statements.

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

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (1) irrevocably elect to “opt out” of such extended transition period or (2) no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We expect to remain classified as an EGC until December 31, 2026.

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon such evaluation, our chief executive officer and chief financial and operating officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies for Related Person Transactions” and “Director Independence” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

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

(3)
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant, as amended				*
3.2	Second Amended and Restated Bylaws of the Registrant	8-K	001-40925	3.1	April 3, 2023
4.1	Form of March 2024 Prefunded Warrant	8-K	001-40925	4.1	March 28, 2024
4.2	Form of June 2025 Prefunded Warrant	8-K	001-40925	4.1	June 3, 2025
4.3	Form of Series A, Series B and Series C Warrant Agreement	8-K	001-40925	4.2	June 3, 2025
4.4	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended				*
10.1	2020 Stock Incentive Plan, as amended	S-1	333-259973	10.2	October 1, 2021
10.2	Form of Stock Option Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.3	October 1, 2021
10.3	Form of Restricted Stock Agreement under 2020 Stock Incentive Plan	S-1	333-259973	10.4	October 1, 2021
10.4	2021 Stock Incentive Plan	S-1	333-259973	10.5	October 18, 2021
10.5	Form of Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.6	October 18, 2021
10.6	Form of Non-Employee Director Stock Option Agreement under the 2021 Stock Incentive Plan	S-1	333-259973	10.7	October 18, 2021
10.7	Form of Restricted Stock Unit Agreement under the 2021 Stock Incentive Plan	8-K	001-40925	10.1	January 3, 2024
10.8	2021 Employee Stock Purchase Plan	S-1	333-259973	10.8	October 18, 2021

10.9	Second Amended and Restated 2022 Inducement Stock Incentive Plan				*
10.10	Form of Stock Option Agreement under the 2022 Inducement Stock Incentive Plan	10-K	001-40925	10.9	March 2, 2023
10.11	Form of Restricted Stock Unit Agreement under the 2022 Inducement Stock Incentive Plan	10-K	001-40925	10.10	March 2, 2023
10.12	2025 Stock Incentive Plan	DEF 14A	001-40925	Appendix A	October 20, 2025
10.13	Form of Tranche 1 Stock Option Agreement under the 2025 Stock Incentive Plan				*
10.14	Form of Performance Options Stock Option Agreement under the 2025 Stock Incentive Plan				*
10.15#	Amended and Restated Employment Agreement, dated January 1, 2026, by and between the Registrant and René Russo				*
10.16#	Third Amended and Restated Employment Agreement, dated August 3, 2024, by and between the Registrant and Christopher Frankenfield	10-Q	001-40925	10.2	August 8, 2024
10.17#	Employment Agreement, dated September 5, 2023, by and between the Registrant and Kevin Brennan	8-K	001-40925	10.1	September 5, 2023
10.18#	Employment Agreement, dated September 5, 2023, by and between the Registrant and Katarina Luptakova, M.D.	10-K	001-40925	10.18	April 1, 2024
10.19	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-259973	10.20	October 1, 2021
10.20	Amended and Restated Non-Employee Director Compensation Policy				*
10.21†	Amended and Restated Exclusive License Agreement, dated as of August 16, 2016, by and between the Registrant and City of Hope	S-1	333-259973	10.12	October 1, 2021
10.22†	License Agreement, dated as of September 26, 2016, as amended, by and between the Registrant and WuXi Biologics (Hong Kong) Limited	S-1	333-259973	10.13	October 1, 2021
10.23	Lease, dated as of August 26, 2019, by and between the Registrant and PPF OFF 828-830 Winter Street, LLC	S-1	333-259973	10.14	October 1, 2021
10.24	Registration Rights Agreement, dated March 28, 2024, among the Registrant and the persons party thereto	8-K	001-40925	10.2	March 28, 2024
10.25†	License Agreement, dated March 27, 2024, between Xilio Development, Inc. and Gilead Sciences, Inc.	10-Q	001-40925	10.1	May 14, 2024
10.26†	Investor Rights Agreement, dated March 27, 2024, between the Registrant and Gilead Sciences, Inc.	10-Q	001-40925	10.3	May 14, 2024
10.27†	Collaboration, License and Option Agreement, dated February 10, 2025, between Xilio Development, Inc. and AbbVie Group Holdings Limited	10-Q	001-40925	10.1	May 8, 2025
10.28†	Investor Rights Agreement, dated February 10, 2025, between the Registrant and AbbVie Inc.	10-Q	001-40925	10.3	May 8, 2025
19	Insider Trading Policy				*
21.1	Subsidiaries of the Registrant	10-K	001-40925	21.1	April 1, 2024
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as				*

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97#	Executive Compensation Clawback Policy	10-K	001-40925	97	April 1, 2024
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XILIO THERAPEUTICS, INC.

Date: March 23, 2026	By:	/s/ René Russo
René Russo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Russo	President, Chief Executive Officer and Director	March 23, 2026
René Russo	(Principal Executive Officer)

/s/ Christopher Frankenfield	Chief Financial Officer and Chief Operating Officer	March 23, 2026
Christopher Frankenfield	(Principal Financial Officer)

/s/ Kevin Brennan	Senior Vice President, Finance and Accounting	March 23, 2026
Kevin Brennan	(Principal Accounting Officer)

/s/ Sara M. Bonstein	Chair of the Board	March 23, 2026
Sara M. Bonstein

/s/ Akintunde Bello	Director	March 23, 2026
Akintunde Bello

/s/ Aoife Brennan	Director	March 23, 2026
Aoife Brennan

/s/ Daniel Curran	Director	March 23, 2026
Daniel Curran

/s/ Robert Ross	Director	March 23, 2026
Robert Ross

/s/ Christina Rossi	Director	March 23, 2026
Christina Rossi

/s/ James Shannon	Director	March 23, 2026
James Shannon

/s/ Yuan Xu	Director	March 23, 2026
Yuan Xu

Xilio Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xilio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xilio Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 23, 2026

XILIO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$137,531	$55,291
Collaboration and license agreement receivable	5,000	—
Prepaid expenses and other current assets	2,496	4,943
Total current assets	145,027	60,234
Restricted cash	1,807	1,782
Property and equipment, net	3,892	4,472
Operating lease right-of-use asset	3,959	4,587
Total assets	$154,685	$71,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,168	$2,574
Accrued expenses	11,739	9,981
Deferred revenue, current portion	40,023	13,518
Operating lease liability, current portion	1,343	1,188
Total current liabilities	56,273	27,261
Deferred revenue, net of current portion	20,635	19,262
Operating lease liability, net of current portion	5,611	6,954
Common stock warrant liabilities	29,560	—
Liabilities to issue common stock	7,333	—
Total liabilities	119,412	53,477
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized at December 31, 2025 and 200,000,000 shares authorized at December 31, 2024; 4,530,641 shares issued and outstanding at December 31, 2025; 3,268,299 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	454,062	401,351
Accumulated deficit	(418,789)	(383,753)
Total stockholders’ equity	35,273	17,598
Total liabilities and stockholders’ equity	$154,685	$71,075

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue
Collaboration and license revenue	$43,766	$6,344
Total revenue	43,766	6,344
Operating expenses
Research and development	$56,039	$41,211
General and administrative	29,709	24,778
Restructuring	—	937
Total operating expenses	85,748	66,926
Loss from operations	(41,982)	(60,582)
Other income, net
Change in fair value of common stock warrant liabilities	5,845	—
Other income, net	1,101	2,341
Total other income, net	6,946	2,341
Net loss and comprehensive loss	$(35,036)	$(58,241)
Net loss per share, basic and diluted	$(4.19)	$(15.24)
Weighted average common shares outstanding, basic and diluted	8,359,109	3,822,244

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,971,974	$—	$362,339	$(325,512)	$36,827
Issuance of common stock and prefunded warrants to Gilead and certain accredited investors in private placements, net of issuance costs	789,896	—	25,680	—	25,680
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	500,000	—	6,825	—	6,825
Issuance of common stock under employee stock purchase plan	5,423	—	68	—	68
Vesting of restricted common stock	398	—	—	—	—
Exercise of stock options	608	—	5	—	5
Stock-based compensation expense	—	—	6,434	—	6,434
Net loss	—	—	—	(58,241)	(58,241)
Balance at December 31, 2024	3,268,299	$—	$401,351	$(383,753)	$17,598
Issuance of prefunded warrants in connection with a follow-on offering, net of issuance costs	—	—	10,818	—	10,818
Issuance of common stock in connection with the exercise of prefunded warrants	524,033	—	1	—	1
Issuance of common stock and prefunded warrants in connection with the exercise of Series B warrants, net of issuance costs	300,200	—	26,945	—	26,945
Conversion of Series B common stock warrant liabilities to equity	—	—	3,095	—	3,095
Issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	310,559	—	2,810	—	2,810
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	110,747	—	2,017	—	2,017
Issuance of common stock under employee stock purchase plan	7,508	—	76	—	76
Vesting of restricted common stock	7,952	—	—	—	—
Exercise of stock options	1,343	—	10	—	10
Stock-based compensation expense	—	—	6,939	—	6,939
Net loss	—	—	—	(35,036)	(35,036)
Balance at December 31, 2025	4,530,641	$—	$454,062	$(418,789)	$35,273

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,036)	$(58,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	1,644
Stock-based compensation expense	6,939	6,434
Change in fair value of common stock warrant liabilities	(5,845)	—
Issuance costs allocated to common stock warrant liabilities	2,284	—
Loss on disposal of property and equipment	—	3
Changes in operating assets and liabilities:
Collaboration and license agreement receivable	(5,000)	—
Prepaid and other assets	3,075	(981)
Accounts payable	152	1,526
Accrued expenses and other liabilities	(979)	(1,543)
Deferred revenue	27,877	32,780
Net cash used in operating activities	(4,992)	(18,378)
Cash flows from investing activities:
Purchases of property and equipment	(518)	(36)
Net cash used in investing activities	(518)	(36)
Cash flows from financing activities:
Proceeds from issuance of prefunded warrants and common stock warrants in connection with a follow-on offering, net of issuance costs	47,033	—
Proceeds from issuance of common stock, prefunded warrants and liabilities to issue common stock in connection with the exercise of Series B warrants, net of issuance costs	35,828	—
Proceeds from issuance of common stock in connection with the exercise of prefunded warrants	1	—
Proceeds from issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	2,810	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	2,017	6,825
Proceeds from issuance of common stock under employee stock purchase plan	76	68
Proceeds from exercise of stock options	10	5
Proceeds from issuance of common stock and prefunded warrants to Gilead and certain accredited investors in private placements, net of issuance costs	—	25,680
Repayments of debt principal	—	(3,333)
Payments of finance lease	—	(49)
Net cash provided by financing activities	87,775	29,196
Increase in cash, cash equivalents and restricted cash	82,265	10,782
Cash, cash equivalents and restricted cash, beginning of period	57,073	46,291
Cash, cash equivalents and restricted cash, end of period	$139,338	$57,073
Supplemental cash flow disclosure:
Cash paid for interest	$—	$62
Supplemental disclosure of non-cash activities:
Transfer of finance lease asset to property and equipment	$—	$85
Capital expenditures included in accounts payable or accrued expenses	$443	$—
Issuance costs included in accounts payable or accrued expenses	$1,550	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$137,531	$55,291
Restricted cash	1,807	1,782
Cash, cash equivalents and restricted cash, end of period	$139,338	$57,073

The accompanying notes are an integral part of these consolidated financial statements.

XILIO THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

1. Description of Business and Liquidity

Xilio Therapeutics, Inc. (“Xilio” or the “Company”) is a clinical-stage biotechnology company dedicated to discovering and developing masked immuno-oncology (“I-O”) therapies with the goal of significantly improving outcomes for people living with cancer without the systemic side effects of current I-O treatments. The Company was incorporated in Delaware in June 2020, and its headquarters are located in Waltham, Massachusetts.

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of December 31, 2025, the Company had an accumulated deficit of $418.8 million and has incurred significant operating losses, including net losses of $35.0 million and $58.2 million for the years ended December 31, 2025 and 2024, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company.

As of December 31, 2025, the Company had cash and cash equivalents of $137.5 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of December 31, 2025, together with the $37.3 million in estimated net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, received upon the closing of a follow-on offering of prefunded warrants in the first quarter of 2026, will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of the issuance of these consolidated financial statements.

However, the Company has based its estimates on assumptions that may prove to be wrong. If actual results differ from the Company’s estimates, the Company could exhaust its available capital resources sooner than it anticipates, in which case, the Company would be required to seek additional capital sooner or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

On March 13, 2026, the Company effected a reverse stock split at a ratio of 1-for-14. The reverse stock split did not impact the number of authorized shares of common stock or preferred stock or the par value per share of the common stock or preferred stock. All share and per share amounts in these consolidated financial statements and notes thereto have been adjusted retroactively to reflect the reverse stock split for all periods presented.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Xilio Development, Inc. (“Xilio Development”), a Delaware corporation, and Xilio Securities Corporation, a Massachusetts corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenue and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Examples of estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, the valuation of the common stock warrant liabilities, the valuation of stock-based compensation, including stock options and restricted stock units, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

Segment Information

The Company has one operating and reportable segment, the consolidated Company operations, reflecting the integrated nature of its business focused on discovering and developing masked I-O therapies. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM allocates resources and assesses performance on a consolidated basis, focused on the Company’s cash resources and an assessment of the probability of success of its ongoing research and development activities. Resource allocation decisions are informed by forecasted cash expenditures and actual expenses incurred to date. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations and comprehensive loss, as the Company’s integrated operating model emphasizes shared resources and centralized decision-making.

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

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
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

The carrying values of the Company’s cash, collaboration and license agreement receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

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

The Company determines the classification for its warrants at the time of issuance and updates its assessment as necessary. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital and are not subsequently remeasured. Warrants that are classified as liabilities are recorded at fair value on the issuance date and remeasured to fair value at each reporting period, with the change in fair value recorded as a component of other income, net, on the consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment, and any leased assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets, is recorded. The estimated fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company did not recognize impairment charges during years ended December 31, 2025 and 2024.

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

Research and Development Costs and Related Accruals and Prepaid Expenses

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

•
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
•
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
•
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

•
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

•
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
•
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

Stock-Based Compensation

The Company issues stock-based awards to employees, directors and non-employees, generally in the form of stock options or restricted stock units. The Company measures employee stock-based compensation based on the grant date fair value of the stock-based awards and recognizes stock-based compensation expense on a straight-line basis for awards subject to a service condition over the requisite service period of the awards, which is generally the vesting period of the respective award, in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). The Company recognizes stock-based compensation expense for awards with a performance condition when the condition becomes probable using the accelerated attribution method. The Company recognizes forfeitures as they occur. ASC 718 requires all stock-based payments to employees, which includes grants of employee stock awards, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values.

There are significant judgments and estimates inherent in the determination of the fair value of stock-based awards. The Company considers the fair value of common stock to be equal to its current share price. The grant date fair value of restricted stock units is estimated to be equal to the closing price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which uses as inputs the estimated fair value of common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. The Company weighs the historical volatility of its own stock price and the historical volatility of a representative group of public companies for the computation of expected volatility used for estimating the fair value of option grants. Annually, the Company will increase the weighting on the historical volatility of its own stock price over the historical volatility of a representative group of public companies until such time as the Company has a sufficient amount of historical information regarding the volatility of its own stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. For stock-based awards that do not contain a performance condition the Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. For stock-based awards that contain a performance condition, the Company estimates the expected term as the average based on the period of time in which the Company expects the stock-based award to be outstanding. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss consistent with the classification of the award recipient’s salary and related costs or the award recipient’s service payments, as applicable.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. The Company did not have any items of comprehensive income or loss other than net loss for years ended December 31, 2025 and 2024.

Net Loss Per Share

The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, which includes prefunded warrants to purchase common stock and excludes shares of restricted common stock through the final vesting period that occurred during the year ended December 31, 2024.

Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding, as applicable, after giving consideration to the dilutive effect of stock options, restricted stock units, restricted common stock and warrants that are outstanding during the period. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. At December 31, 2025 and 2024, the Company had not identified any significant uncertain tax positions.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company adopted ASU 2023-09 during the year ended December 31, 2025 on a prospective basis, and the implementation of this standard is reflected in Note 12.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Fair Value Measurements

The Company measures the following liabilities at fair value on a recurring basis:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrants to purchase common stock	$—	$—	$23,100	$23,100
Series C warrants to purchase common stock	—	—	6,460	6,460
Total financial liabilities at December 31, 2025	$—	$—	$29,560	$29,560

The fair value of the common stock warrant liabilities, which are described in more detail in Note 9, are calculated utilizing a Black-Scholes option pricing model for the Series A warrants and a Monte Carlo simulation model for the Series C warrants. For the portion of the year ended December 31, 2025 that the Series B warrants were outstanding, the fair value of such warrants were calculated using a Monte Carlo simulation model. The Black-Scholes option pricing model and the Monte Carlo simulation model both require the use of assumptions, certain of which are not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The Black-Scholes pricing model and the Monte Carlo simulation model assumptions include the warrant exercise price, the expected term of the warrant, the current price of the Company’s common stock, expected volatility, the risk-free interest rate for the expected term of the warrant and expected dividend yield. The Monte Carlo simulation assumptions also include the potential impacts of the warrant strike price reset features.

The inputs used in the fair market value of the Company’s common stock warrants liabilities as of the issuance date and December 31, 2025 were the following:

	June 5, 2025	December 31,
	(issuance date)	2025
Closing price of common stock	$9.52	$8.96
Warrant exercise price	$10.50	$10.50
Expected volatility	70%	70%
Risk free interest rate	3.91%	3.62%
Expected dividend yield	—	—
Expected term (in years)	0.57 - 5.00	0.92 - 4.43

The following table summarizes the changes in the fair market value of the Company’s common stock warrant liabilities, which are classified within the Level 3 fair value hierarchy:

				Total level 3
				financial
	Series A	Series B	Series C	liabilities
Balance at December 31, 2024	$—	$—	$—	$—
Initial fair value of common stock warrant liabilities	26,840	6,600	5,060	38,500
Change in fair value of common stock warrant liabilities	(3,740)	(3,505)	1,400	(5,845)
Conversion of common stock warrant liabilities to equity	—	(3,095)	—	(3,095)
Balance at December 31, 2025	$23,100	$—	$6,460	$29,560

4. Property and Equipment, Net

Property and equipment, net consists of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Laboratory equipment	$6,381	$5,911
Computers and software	—	183
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Construction in process	459	—
Total property and equipment	12,645	11,899
Less: accumulated depreciation	(8,753)	(7,427)
Property and equipment, net	$3,892	$4,472

The Company incurred depreciation and amortization expense related to property and equipment of $1.5 million and $1.6 million for years ended December 31, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
External research and development	$3,767	$4,899
Personnel-related	5,733	4,208
Professional and consulting fees	2,156	743
Other	83	131
Total accrued expenses	$11,739	$9,981

6. Collaboration, License and Option Agreements

Collaboration, License and Option Agreement with AbbVie

In February 2025, Xilio Development entered into a collaboration, license and option agreement (the “Collaboration Agreement”) with AbbVie Group Holdings Limited ("AbbVie") for up to four programs leveraging the Company’s proprietary masking technology and platform, consisting of (i) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy (the “Collaboration Program”) and (ii) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target (“Initial Option Program”), and (b) subject to the terms of the Collaboration Agreement, up to two additional programs (each, an “Additional Option Program” and together with the Initial Option Program, the “Option Programs”).

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

In connection with the execution of the Collaboration Agreement, in February 2025, the Company also entered into a stock purchase agreement with AbbVie Inc. pursuant to which the Company issued and sold 310,559 shares of its common stock to AbbVie Inc. in a private placement at a purchase price of $32.20 per share for an aggregate purchase price of $10.0 million.

As of December 31, 2025, the Company has received $52.0 million in payments under the AbbVie agreements, consisting of a $42.0 million upfront cash payment under the Collaboration Agreement and $10.0 million in gross proceeds from the private placement under the stock purchase agreement. In the fourth quarter of 2025, the Company earned a $5.0 million development milestone related to the Collaboration Program, which was recorded as a receivable on the consolidated balance sheet as of December 31, 2025 and was received in the first quarter of 2026. The Company is eligible to receive up to approximately $2.1 billion in additional contingent payments under the Collaboration Agreement, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the Option Programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all Option Programs and the Collaboration Program. In addition, the Company is eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for the Option Program and is eligible to receive tiered royalties ranging in the mid-single digits on annual global net product sales for the Collaboration Program.

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

The Company determined that the exclusive license and development services related to the Collaboration Program Services were not capable of being distinct on the basis that the services to be provided by Xilio Development are specialized in nature, specifically with respect to its specialized expertise in developing masked antibody-based immunotherapies and the Company’s proprietary platform for masked biologics. Accordingly, the Company concluded that these promises should be a combined performance obligation consisting of the exclusive license and the development services for the Collaboration Program Services. As such, the Company identified the following performance obligations at contract inception: (i) the performance obligation consisting of the exclusive license and the Collaboration Program Services (the “Collaboration Program Performance Obligation”); (ii) the Option Program Services for the Initial Option Program (the “Initial Option Program Performance Obligation”); (iii) a material right to receive an exclusive license to the Initial

Option Program; (iv) a material right to receive additional services related to the Initial Option Program; and (v) a material right related to AbbVie’s one-time right to substitute the initial target with the backup target for the Initial Option Program.

For purposes of ASC 606, the transaction price at the outset of the arrangement was determined to be $49.1 million, which consisted of the upfront cash payment of $42.0 million under the Collaboration Agreement and the $7.1 million premium on the sale of common stock to AbbVie Inc. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of the $5.0 million development milestone related to the Collaboration Program in the fourth quarter of 2025. All additional contingent payments are fully constrained as of December 31, 2025, as the achievement of the milestones underlying such contingent payments is based on either the Company or AbbVie’s ability to execute under the development plan which is not certain at contact inception. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company allocated the transaction price at the outset of the arrangements to the performance obligations on a relative selling price basis as follows: (i) $32.4 million related to the Collaboration Program Performance Obligation; (ii) $6.9 million related to the Initial Option Program Performance Obligation; (iii) $8.2 million related to the material right to receive an exclusive license to the Initial Option Program; (iv) $1.1 million related to the material right to receive additional services related to the Initial Option Program; and (v) $0.5 million related to the material right for AbbVie’s one-time right to substitute the initial target with the backup target for the Initial Option Program. The Company determined the estimated standalone selling price for the licenses using an adjusted market assessment approach, whereby the Company adjusted a comparable transaction previously entered into by the Company and comparable third-party transactions to reflect the stage of development of the Company’s assets under the Collaboration Agreement. The Company determined the estimated standalone selling price for services based on estimated costs to be incurred plus a reasonable margin. The Company determined the estimated standalone selling price for material rights by estimating the standalone selling price of the underlying performance obligations included in the material right and estimating the probability that AbbVie will exercise such material right.

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

During the year ended December 31, 2025, the Company recognized collaboration and license revenue of $20.1 million under the Collaboration Agreement and the stock purchase agreement, which includes a cumulative catch-up of revenue of $2.4 million related to the adjustment of the overall transaction price due to the achievement of the $5.0 million development milestone related to the Collaboration Program during the fourth quarter of 2025. As of December 31, 2025, the Company recorded deferred revenue of $34.0 million, of which $24.1 million was recorded as a current liability on the Company’s consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2026 depending on (i) the timing of services being provided for the Collaboration Program and the Initial Option Program and (ii) the timing of AbbVie’s exercise or expiration of the material rights.

License Agreement with Gilead Sciences, Inc.

In March 2024, Xilio Development entered into a license agreement (the "License Agreement") with Gilead Sciences, Inc. ("Gilead"), pursuant to which it granted Gilead an exclusive global license to develop and commercialize efarindodekin alfa, the Company’s masked IL-12 product candidate, and specified other molecules directed to IL-12. Xilio Development is responsible for conducting clinical development for efarindodekin alfa through an initial Phase 2 clinical trial. Following the delivery by Xilio Development of a specified clinical data package for efarindodekin alfa related to the Phase 1 clinical trial and the initial Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of efarindodekin alfa to Gilead, subject to the terms of the License Agreement and payment by Gilead of a $75.0 million transition fee.

In connection with the execution of the License Agreement, in March 2024, the Company also entered into a stock purchase agreement with Gilead. Under the stock purchase agreement, Gilead purchased $25.0 million of the Company’s common stock and prefunded warrants in three private placements, consisting of an aggregate of 650,387 shares of common stock and prefunded warrants to purchase up to an aggregate of 712,514 shares of its common stock. The prefunded warrants are exercisable any time at an exercise price of $0.0014 per share, subject to Gilead not being deemed a beneficial owner of greater than 19.9% of the Company’s common stock upon the exercise of the prefunded warrants.

As of December 31, 2025, the Company has received $72.5 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the License Agreement, $25.0 million in gross proceeds from private placements under the stock purchase agreement and a $17.5 million development milestone. The Company is eligible to receive up to $575.0 million in additional contingent payments, which consist of a $75.0 million transition fee if Gilead exercises its option for the IL-12 program and up to $500.0 million in specified development, regulatory and sales-based milestones after opt-in. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

The Company determined that the License Agreement represents a contract with a customer within the scope of ASC 606 and identified two promises under the License Agreement: (i) the exclusive licenses granted to Gilead related to the Company’s IL-12 program and (ii) the provision by Xilio Development and its affiliates of development services related to ongoing and planned clinical trials for efarindodekin alfa through an initial Phase 2 clinical trial. The Company determined that the exclusive license and development services were not capable of being distinct on the basis that the development services to be provided by Xilio Development are specialized in nature, specifically with respect to its specialized expertise related to efarindodekin alfa, the IL-12 program and the Company’s proprietary platform for masked biologics. Accordingly, the Company concluded that there is a single identified combined performance obligation consisting of the exclusive license and the development services.

For purposes of ASC 606, the transaction price of the License Agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the License Agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of the $17.5 million development milestone in the third quarter of 2025. All additional contingent payments are fully constrained as of December 31, 2025, as the achievement of the milestones underlying such contingent payments are uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such additional contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the years ended December 31, 2025 and 2024, the Company recognized collaboration and license revenue of $23.6 million and $6.3 million, respectively, under the License Agreement and the stock purchase agreement with Gilead. Collaboration and license revenue for the year ended December 31, 2025 included a cumulative catch-up of revenue of $7.0 million related to the adjustment of the overall transaction price due to the achievement of the $17.5 million development milestone during the third quarter of 2025. As of December 31, 2025, the Company recorded deferred revenue under the License Agreement and the stock purchase agreement of $26.7 million, of which $15.9 million was recorded as a current liability on the Company’s consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

	Gilead	AbbVie	Total
Deferred revenue as of December 31, 2024	$32,780	$—	$32,780
Additions	17,500	54,144	71,644
Collaboration and license revenue recognized	(23,629)	(20,137)	(43,766)
Deferred revenue as of December 31, 2025	$26,651	$34,007	$60,658

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

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche, and each company will supply its respective anti-cancer agent to support the Phase 1/2 clinical trial. As of December 31, 2025, the Company has received $8.0 million in total cost-sharing payments from Roche. The Company is responsible for conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to vilastobart.

The Company concluded that the cost-sharing payments under the clinical supply agreement are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments under the clinical supply agreement as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. During the years ended December 31, 2025 and 2024, the Company recognized a reduction of research and development expense of $2.0 million and $4.0 million, respectively.

Amended and Restated Exclusive License Agreement with City of Hope

In August 2016, Xilio Development entered into an amended and restated exclusive license agreement with City of Hope pursuant to which City of Hope granted Xilio Development an exclusive worldwide license to specified patent rights related to the Company’s anti-CTLA-4 monoclonal antibody program.

Under the agreement, the Company issued 1,715 shares of common stock to City of Hope. For the first three licensed products or licensed services to achieve specified development and regulatory milestones, Xilio Development is obligated to pay City of Hope up to $10.3 million in the aggregate per licensed product or licensed service. To date, the Company has made an aggregate of $0.8 million in specified development and regulatory milestone payments to City of Hope related to its anti-CTLA-4 monoclonal antibody program. In addition, subject to specified conditions, Xilio Development is obligated to pay City of Hope tiered royalties in the low single digits on aggregate annual net sales of licensed products or licensed services on a country-by-country basis until the expiration of the last-to-expire patent or patent application licensed from City of Hope covering the applicable licensed product or licensed service in such country. Xilio Development is also obligated to pay City of Hope a portion of any consideration Xilio Development receives for the grant of sublicenses under the agreement in an amount equal to a low double digit percentage of such consideration, subject to specified conditions under that agreement at the time that Xilio Development grants any such sublicense.

The Company incurred no costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2025. The Company incurred costs of $0.5 million related to the payment of specified development milestones under the agreement during the year ended December 31, 2024. Any additional payments that are contingent upon achievement of development and regulatory milestones or upon sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

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

The Company incurred no costs related to the payment of specified development milestones under the agreement during the year ended December 31, 2025.The Company incurred costs of $4.0 million related to specified development milestones under the agreement during the year ended December 31, 2024, of which $3.0 million was recorded in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2024. Any additional payments that are contingent upon the achievement of development and regulatory milestones or sales of licensed products will not be recognized until it becomes probable that the Company will be required to make such payments.

7. Leases

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has a right to a five-year option to extend at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of both December 31, 2025 and 2024, the Company has a letter of credit for the benefit of its landlord in the amount of $1.8 million, collateralized by a money market account, which is recorded as restricted cash on the consolidated balance sheets.

The components of lease expense were as follows:

	Year Ended
	December 31,
	2025	2024
Operating lease cost	$1,225	$1,225
Variable lease cost	1,165	1,060
Total lease costs	$2,390	$2,285
Finance lease cost:
Amortization of right-of-use asset	$—	$49
Interest on lease liability	—	1

Supplemental balance sheet information related to the leases was as follows (in thousands, except for remaining lease term and discount rates):

	Year Ended
	December 31,
	2025	2024
Operating Lease:
Operating lease right-of-use asset	$3,959	$4,587
Operating lease liability, current portion	$1,343	$1,188
Operating lease liability, net of current portion	$5,611	$6,954
Weighted-average remaining lease term (in years):
Operating lease	4.2	5.2
Weighted-average discount rate:
Operating lease	8.0%	8.0%

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,785	$1,733
Financing cash flows from finance leases	—	49

Future minimum lease payments under non-cancellable leases as of December 31, 2025 are as follows:

Operating Lease
2026	$1,839
2027	1,894
2028	1,951
2029	2,010
2030	506
Total future minimum lease payments	8,200
Present value adjustment	(1,246)
Present value of lease liabilities	$6,954

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

To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or 2024.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

9. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of December 31, 2025 and 2024 the Company’s restated certificate of incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

As of December 31, 2025, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 600,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2024, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share.

June 2025 Follow-On Offering

In June 2025, the Company closed a follow-on offering of prefunded warrants and accompanying common stock warrants and received net proceeds of $47.0 million. In connection with the offering, the Company issued prefunded warrants to purchase 4,762,533 shares of common stock, accompanied by Series A warrants to purchase 4,762,533 shares of common stock (or, in certain circumstances, prefunded warrants) (the “Series A warrants”), Series B warrants to purchase 4,762,533 shares of common stock (or, in certain circumstances, prefunded warrants) (the “Series B warrants”), and Series C warrants to purchase 4,762,533 shares of common stock (or, in certain circumstances, prefunded warrants) (the “Series C warrants”). The combined offering price of one prefunded warrant, one Series A warrant, one Series B warrant and one Series C warrant, which were sold together but are immediately separable, was $10.4986, which was equal to the combined offering price of the prefunded warrants, Series A warrants, Series B warrants and Series C warrants, less the $0.0014 per share exercise price of the prefunded warrants.

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

In addition, for each dollar of non-dilutive capital received by the Company prior to the exercise or expiration of the remaining outstanding Series C warrants, the Company may elect to cancel a number of warrant shares equal to $14.00 divided by the $10.50 warrant exercise price (or one and one-third warrants) without any compensation paid by the Company to the warrant holders. For example, if the Company received $30.0 million in non-dilutive capital, it could elect to cancel 40.0 million of warrant shares. Subject to certain specified exceptions, non-dilutive capital includes: upfront payments under any future collaboration, license or similar agreement; milestone payments and option fees under any current or future collaboration, license or similar agreement; and net proceeds pursuant to any equity issuance where the purchase price per share is above $21.00.

At the June 2025 issuance date, the Company concluded that the prefunded warrants, the Series A warrants, the Series B warrants and the Series C warrants are freestanding financial instruments because each of these instruments can be transferred or assigned by the holder subject to compliance with the applicable securities laws and are legally detachable and separately exercisable. The Company determined the classification of each warrant based on the guidance in ASC 480 and ASC 815. As part of this assessment under ASC 815, the Company was required to allocate its available authorized shares of common stock to its outstanding contracts and commitments. The Company applied an accounting policy to first allocate available authorized shares of common stock based on the earliest issuance date of the contract. To the extent more than one contract or commitment made was issued on the same date, the available shares of common stock were allocated first to the contract with the earliest potential exercise date. The Company concluded that the prefunded warrants are classified as equity. The Company concluded the Series A warrants, the Series B warrants and the Series C warrants are required to be initially classified as liabilities as a result of their settlement provisions. The Series B warrants that were exercised for common stock and prefunded warrants in lieu of shares of common stock were reclassified to equity on the later of the date of each exercise, or December 2, 2025, the date the remaining outstanding Series B warrants qualified for equity classification due to the settlement of the exercise price reset feature. The Series A warrants and the remaining outstanding Series C warrants will continue to be classified as liabilities until such time as the applicable warrant is exercised, expires, or qualifies for equity classification.

The Company received initial gross proceeds from the offering of $50.0 million, before deducting approximately $3.0 million in aggregate issuance costs related to the offering, which consisted of underwriting discounts and commissions and offering expenses payable by the Company. The Company allocated the initial gross proceeds as follows: $26.8 million to the Series A warrants, $6.6 million to the Series B warrants and $5.1 million to the Series C warrants, in each case, based on the fair value of each instrument on the date of issuance with the remaining $11.5 million allocated to the prefunded warrants. The Company allocated the issuance costs to the financial instruments in a manner consistent with the allocation of the proceeds. The Company allocated approximately $2.3 million in issuance costs to the common stock warrants that are classified as liabilities, which was recorded as a component of other income, net, on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. The Company allocated approximately $0.7 million in issuance costs to the prefunded warrants that are classified in equity, which was recorded as a reduction to additional paid in capital on the consolidated balance sheets as of December 31, 2025.

During the year ended December 31, 2025, the Company recognized a loss of $5.8 million, related to the change in fair value of the common stock warrants, which is recorded as a component of the change in fair value of common stock warrant liabilities on the consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2025, 524,033 prefunded warrants were exercised and 4,238,500 prefunded warrants remain outstanding as of December 31, 2025.

Each Series A warrant became exercisable on December 1, 2025, with an exercise price of $10.50 per share of common stock, and will expire on June 5, 2030. During the year ended December 31, 2025, no Series A warrants were exercised and 4,762,533 Series A warrants remain outstanding as of December 31, 2025.

Each Series B warrant became exercisable on November 1, 2025 and was exercisable through December 31, 2025. During the year ended December 31, 2025, 3,443,388 of the Series B warrants were exercised for 1,008,415 shares of common stock and 2,434,973 prefunded warrants in lieu of shares of common stock. The Company received $35.8 million in total gross proceeds from the exercise of the Series B warrants, before deducting underwriting discounts and commissions and any offering expenses. The remaining 1,319,145 Series B warrants were not exercised and expired on December 31, 2025. In addition, 1,319,145 Series C warrants expired according to their terms on December 31, 2025 in connection with the expiration of unexercised Series B warrants, and 3,443,388 of the Series C warrants remained outstanding as of December 31, 2025.

Each remaining Series C warrant will be exercisable on or after June 1, 2026, with an exercise price of $10.50 per share of common stock, and will expire on December 2, 2026. In addition, if the closing sale price of the Company’s common stock is below the exercise price on December 2, 2026, the exercise price will reset to the closing sale price on December 1, 2026 and the expiration time will be extended to December 31, 2026.

The prefunded warrants and Series A warrants may be exercised for cash or on a net exercise or “cashless” basis, and the Series C warrants may be exercised for cash or on a net exercise or “cashless” basis in the event there is no effective registration statement or prospectus available which covers the Series C warrants and shares of common stock issuable upon exercise of the Series C warrants. There can be no assurance that any of the warrants that remain outstanding as of December 31, 2025 will be exercised for cash or at all, and it is possible that the remaining outstanding common stock warrants may expire without being exercised. If all of the outstanding Series C warrants are exercised for cash at their current exercise price of $10.50 per warrant, the Company will receive up to $36.2 million in additional total gross proceeds by the end of 2026, before deducting underwriting discounts and commissions and any offering expenses.

Private Placement

In March 2024, the Company entered into a securities purchase agreement with certain existing accredited investors pursuant to which the Company issued and sold an aggregate of 139,508 shares of its common stock at a purchase price of $8.96 per share and, in lieu of shares of the Company’s common stock, prefunded warrants to purchase up to an aggregate of 1,116,237 shares of its common stock at a purchase price of $8.9586 per prefunded warrant, through a private placement. The prefunded warrants are exercisable any time at an exercise price of $0.0014 per share. The private placement closed in April 2024. The Company received aggregate gross proceeds of $11.3 million from the private placement, before deducting placement agent fees and expenses payable by the Company. The shares of common stock issued and sold in the private placement were registered for resale pursuant to the Company’s registration statement on Form S-3 filed with the SEC on April 30, 2024, which became effective on May 6, 2024.

“At-The-Market” Offering Program

In November 2022, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company could issue and sell from time to time in one or more offerings, which became effective on November 18, 2022 (333-268264) (the “Prior S-3 Shelf”). In November 2022, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company LLC under which the Company could issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $75.0 million under a sales agreement prospectus filed as part of the Prior S-3 Shelf. During the year ended December 31, 2024, the Company issued and sold 500,000 shares of its common stock pursuant to the Cowen Sales Agreement at a price of $14.00 per share for aggregate gross proceeds of $7.0 million. During the year ended December 31, 2025, the Company issued and sold an additional 110,747 shares of its common stock pursuant to the Cowen Sales Agreement at a weighted average price of $18.69 per share for aggregate gross proceeds of approximately $2.1 million. In March 2025, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of its common stock, preferred stock, debt securities, units and warrants, which the Company may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703) (the “New S-3 Shelf”). In March 2025, the Company terminated the Cowen Sales Agreement, and the Company entered into a new sales agreement with Leerink Partners, LLC (the “Leerink Sales Agreement”), under which the Company may issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million. In February 2026, the Company filed a prospectus supplement to its prospectus filed May 8, 2025 (333-285793) to reduce the amount of common stock it may offer and sell under the sales agreement to an aggregate offering price of up to $9.5 million. Prior to the effectiveness of the New S-3 Shelf, the offering of shares under the Leerink Sales Agreement was registered under the Prior S-3 Shelf. In connection with the effectiveness of the New S-3 Shelf, the registration of such offering under the Prior S-3 Shelf was terminated and such offering was registered under the New S-3 Shelf.

Shares Reserved for Future Issuance

The Company has reserved for future issuances the following shares of common stock underlying the securities issued below as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Stock options and unvested restricted stock units	2,963,086	808,977
Employee stock purchase plan	89,603	64,372
Common stock in process of settlement at period end	708,215	—
Prefunded warrants	8,502,224	1,828,751
Common stock warrants	8,206,109	188
Total shares reserved for future issuance	20,469,237	2,702,288

10. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 469,929 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the

Company’s board of directors. As of December 31, 2025, there were 133,033 shares of common stock available for future issuance under the 2021 Plan. On January 1, 2026, the number of shares reserved for issuance under the 2021 Plan automatically increased by 226,931 shares.

2025 Stock Incentive Plan

In November 2025, the Company’s stockholders adopted the 2025 Stock Incentive Plan (the “2025 Plan”), which had previously been adopted by the Company’s board of directors subject to stockholder approval. The 2025 Plan provides for the grant of stock options to employees for 2,285,592 shares of common stock, divided into four equal tranches of 571,398 total shares per tranche, with each tranche of stock options tied to a tranche of the June 2025 warrants, which are further described in Note 9. All 2,285,592 shares of common stock available for grant under the 2025 Plan were granted on November 21, 2025, with an exercise price of $11.78 per share. The stock options vest as follows:

•
The first tranche (the "Tranche 1 Stock Options") vest in equal monthly installments over a period of three years, subject to the employee continuing to provide services to the Company on each vesting date.
•
The second tranche (the "Tranche 2 Stock Options") will become eligible to vest based the portion of Tranche 2 Stock Options that equal the percentage of the Series A warrants that are exercised by December 31 of each of 2025, 2026, 2027, 2028, and 2029 and on June 30, 2030 (each defined as the “Tranche 2 Measurement Date”). The Tranche 2 Stock Options will vest in three equal installments with one-third vesting on the Tranche 2 Measurement Date and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.
•
The third tranche (the "Tranche 3 Stock Options") became eligible to vest based on the portion of Tranche 3 Stock Options that equaled the percentage of Series B warrants that were exercised by December 31, 2025. The Tranche 3 Stock Options vest in three equal installments with one-third vesting on December 31, 2025 and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.
•
The fourth tranche (the "Tranche 4 Stock Options") will become eligible to vest based on the portion of the Tranche 4 Stock Options that equal the percentage of Series C warrants that are exercised or are cancelled due to the Company’s receipt of non-dilutive capital (see Note 9) by December 31, 2026. The Tranche 3 Stock Options will vest in three equal installments with one-third vesting on December 31, 2026 and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 19,642 shares of the Company’s common stock for issuance under the 2022 Inducement Plan. The number of shares reserved for issuance under the 2022 Inducement Plan was increased by 35,714 shares in both November 2024 and March 2025. As of December 31, 2025, there were 21,085 shares of common stock available for future issuance under the 2022 Inducement Plan. In January 2026, the number of shares reserved for issuance under the 2022 Inducement Plan increased by an additional 32,485 shares.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 20,859 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 41,718 shares of common stock per year). During years ended December 31, 2025 and 2024, the Company issued 7,508 shares of common stock and 5,423 shares of common stock under the 2021 ESPP, respectively. As of December 31, 2025, there were 89,603 shares available for future issuance under the 2021 ESPP. On January 1, 2026, the number of shares reserved for issuance under the 2021 ESPP was increased by 41,718 shares.

Stock-Based Compensation Expense

During the years ended December 31, 2025 and 2024, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024
Research and development expense	$2,066	$1,652
General and administrative expense	4,873	4,782
Total stock-based compensation expense	$6,939	$6,434

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan, 2025 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2024	595,074	$58.16	8.0	$282
Granted	2,565,163	$11.86
Exercised	(1,343)	$8.28
Canceled	(321,676)	$11.78
Forfeited	(52,116)	$50.00
Outstanding as of December 31, 2025 (2)	2,785,102	$14.40	9.1	$27
Exercisable as of December 31, 2025 (2)	648,167	$22.31	7.5	$13
(1)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.
(2)
The weighted-average exercise price per share of the options outstanding and exercisable as of December 31, 2025 includes the impact of the repricing of 71,591 and 282,609 options on November 21, 2025 at $14.00 and $21.00 per share, respectively.

As of December 31, 2025, the Company had unrecognized stock-based compensation expense of $18.6 million related to stock options issued to employees and directors, including $11.0 million of unrecognized stock-based compensation expense related to awards with performance conditions for which the likelihood of satisfying such performance conditions are considered probable, which is expected to be recognized over a weighted-average period 3.2 years.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during years ended December 31, 2025 and 2024 was $8.54 and $9.24 per share, respectively. The following assumptions were used in determining the fair value of options granted during years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.7 - 4.4%	3.5 - 4.6%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 7.8	5.5 - 6.1
Expected volatility	94.5 - 102.2%	87.7 - 91.5%

Stock Option Repricing

In October 2025, the Company's board of directors approved a stock option repricing (the “Option Repricing”), which was effective upon stockholder approval on November 21, 2025 (the “Repricing Date”). The Option Repricing applied to all outstanding options to purchase shares of common stock of the Company granted to employees under the Company’s 2020 Plan, 2021 Plan and 2022 Inducement Plan with an exercise price greater than $21.00 for members of the Company's executive team and $14.00 for all other employees (the “underwater options”) with grant dates prior to January 1, 2025 (the “Eligible Options”). The total number of shares of common stock underlying all Eligible Options was 354,200. Non-employee members of the Company’s board of directors were not eligible to participate in the Option Repricing. If such Eligible Options are exercised prior to the one-year anniversary of the Repricing Date (the "Retention Period"), the original exercise price must be paid.

The repricing of the Eligible Options was accounted for as a modification under ASC 718. Accordingly, the Company calculated incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification. The total amount of the incremental compensation expense to be recognized was determined to be $0.6 million, which will be recognized over the Retention Period.

Stock Options with Performance Conditions

The Company determined that the Tranche 2, Tranche 3 and Tranche 4 Stock Options contain performance conditions for which the likelihood of satisfying such performance conditions are considered probable as of December 31, 2025.

As of December 31, 2025, no Tranche 2 Stock Options are eligible to vest as there were no exercises of Series A warrants during the period. Based on the Series B warrants exercised during the year ended December 31, 2025, 412,043 Tranche 3 Stock Options became eligible to vest and will vest in three equal annual installments beginning on December 31, 2025. As of December 31, 2025, 157,875 Tranche 3 Stock Options were cancelled in proportion to the respective amount of unexercised Series B warrants, The Series C warrants are cancellable as of December 31, 2025 to the extent Series B warrants are not exercised or cancelled due to the Company’s receipt of non-dilutive capital. Therefore, 157,875 Tranche 4 Stock Options were cancelled in proportion to the respective amount of unexercised Series B warrants.

Restricted Stock Units

In January 2024, the Company awarded 34,389 restricted stock units to certain employees of the Company. The restricted stock units vest in four equal annual installments beginning on the first anniversary of the grant date. The restricted stock units are generally forfeited if the individual’s service relationship with the Company or any subsidiary terminates prior to vesting.

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2024	31,818	$7.70
Granted	—	$—
Vested	(7,952)	$7.70
Forfeited	—	$—
Unvested as of December 31, 2025	23,866	$7.70

For each of the years ended December 31, 2025 and 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of December 31, 2025 the Company had unrecognized stock-based compensation expense of $0.1 million related to these restricted stock units, which is expected to be recognized over 2.0 years.

11. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes prefunded warrants to purchase common stock that were outstanding during the years ended December 31, 2025 and 2024, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of December 31, 2025, 524,033 prefunded warrants have been exercised and 8,502,224 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2025	2024
Unvested restricted stock units	23,866	31,818
Outstanding stock options	2,785,102	595,074
Common stock warrants	8,206,109	188
Unvested employee stock purchase plan shares	4,983	3,338
Total common stock equivalents	11,020,060	630,418

12. Income Taxes

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(35,036)	$(58,241)
Total loss before income taxes	$(35,036)	$(58,241)

The Company has not recorded a current or deferred tax provision for years ended December 31, 2025 and 2024.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percentage
Federal statutory income tax rate	$(7,357)	21.0%
State and local income taxes, net of federal income tax effect	(4)	0.0

Tax credits:
Research and development tax credits	(2,166)	6.2

Change in valuation allowance	9,929	(28.3)

Nontaxable or nondeductible items:
Warrant and equity premiums	(2,727)	7.8
Transaction costs	480	(1.4)
Stock-based compensation	1,583	(4.5)
Other	262	(0.8)

Effective income tax rate	$—	(0.00)%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

Year Ended December 31,
2024
Tax effected at statutory rate	21.0%
State taxes	7.4
Stock-based compensation	(1.0)
Non-deductible expenses	(1.2)
Federal research and development credits	4.0
Change in valuation allowance	(30.2)
Effective income tax rate	0.0%

Deferred tax assets consist of the following as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$55,331	$51,548
State net operating loss carryforwards	14,827	13,745
Capitalized research and development expenditures	19,804	28,934
Research and development credit carryforwards	16,021	13,149
Deferred revenue	16,572	2,089
Lease liability	1,900	2,224
Accruals and reserves	148	151
Intangible assets	1,617	1,777
Stock-based compensation	1,225	1,362
Total deferred tax assets:	127,445	114,979
Valuation allowance	(125,437)	(112,522)
Subtotal	2,008	2,457
Deferred tax liabilities:
Property and equipment	(927)	(1,204)
Right of use asset	(1,081)	(1,253)
Total deferred tax liabilities	(2,008)	(2,457)
Net deferred tax assets	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2025, the valuation allowance increased by $12.9 million primarily due to the Company’s net operating loss, capitalized research and development expenditures and tax credit carryforwards during the period.

As of December 31, 2025, the Company had $263.5 million and $234.6 million of federal and state operating loss carryforwards, respectively. Substantially all of the federal net operating loss carryforwards are not subject to expiration and the state net operating loss carryforwards begin to expire in 2038. These net operating loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2025, the Company had federal and state research and development credit carryovers of $12.3 million and $4.7 million, respectively, which may be available to offset any future income tax and which will begin to expire in 2033. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as well as similar state provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 of the Code results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than

50% over a three-year period. In the second quarter of 2024, the Company had an ownership change as defined by Section 382 and Section 383 of the Code. As a result, if the Company earns net taxable income, its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to the Company and could have an adverse effect on its future results of operations.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2025, and 2024, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2025, and 2024, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2025 and 2024, no estimated interest or penalties were recognized on uncertain tax positions. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, OBBBA permanently extended and modified certain expiring provisions of the 2017 Tax Cuts and Jobs Act and provided for the election to either fully deduct or continue to capitalize and amortize domestic research and development expenditures.

The Company files federal income tax returns in the United States, and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s tax returns for the years ended December 31, 2022 to December 31, 2025 remain open to examination by the Internal Revenue Service and state taxing authorities. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier periods are also subject to examination. The Company is currently not subject to any examinations by the Internal Revenue Service or any other tax authorities for any tax years.

13. 401(k) Plan

The Company maintains a defined contribution savings plan for employees that is defined to qualify under Section 401(k) of the Internal Revenue Code, as amended, (the “401(k) Plan”) in which substantially all employees are eligible to participate. Under the 401(k) Plan, all employees who meet minimum age and service requirements may elect to defer a portion of their annual compensation on a pre-tax basis or post-tax basis, up to the maximum amount prescribed by statute. For each participating employee, the Company makes matching contributions equal to 100% of the first 3% of compensation contributed, plus 50% of the next 2% of compensation contributed, for a maximum of up to 4% of the employee’s eligible compensation. Matching contributions are fully vested at the time of contribution. The Company incurred expenses related to matching contributions on behalf of employees to the 401(k) Plan of $0.7 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively.

14. Subsequent Events

February 2026 Follow-On Offering

In February 2026, the Company closed a follow-on offering of prefunded warrants and received gross proceeds of $40.0 million before deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the offering, the Company issued prefunded warrants to purchase 5,341,404 shares of its common stock. Each prefunded warrant is exercisable for one share of the Company's common stock. The purchase price of each warrant was $7.4886. Each prefunded warrant has an exercise price of $0.0014 per share and will be exercisable from the date of issuance until fully exercised, subject to beneficial ownership limitations for each holder.