Form 10-Q
period 2026-03-31
Xilio Therapeutics, Inc.
filed 2026-05-12
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of the registrant's common stock, $0.0001 par value per share, outstanding on May 8, 2026: 5,982,839

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$150,333	$137,531
Collaboration and license agreement receivable	—	5,000
Prepaid expenses and other current assets	3,874	2,496
Total current assets	154,207	145,027
Restricted cash	1,813	1,807
Property and equipment, net	3,680	3,892
Operating lease right-of-use asset	3,787	3,959
Total assets	$163,487	$154,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,064	$3,168
Accrued expenses	8,970	11,739
Deferred revenue, current portion	31,542	40,023
Operating lease liability, current portion	1,384	1,343
Total current liabilities	42,960	56,273
Deferred revenue, net of current portion	16,468	20,635
Operating lease liability, net of current portion	5,254	5,611
Common stock warrant liabilities	26,260	29,560
Liabilities to issue common stock	—	7,333
Total liabilities	90,942	119,412
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 5,782,536 shares issued and outstanding at March 31, 2026; 4,530,641 shares issued and outstanding at December 31, 2025	1	—
Additional paid-in capital	500,862	454,062
Accumulated deficit	(428,318)	(418,789)
Total stockholders’ equity	72,545	35,273
Total liabilities and stockholders’ equity	$163,487	$154,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Collaboration and license revenue	$12,648	$2,930
Total revenue	12,648	2,930
Operating expenses
Research and development	$19,832	$8,266
General and administrative	6,928	8,515
Total operating expenses	26,760	16,781
Loss from operations	(14,112)	(13,851)
Other income, net
Change in fair value of common stock warrant liabilities	3,300	—
Other income, net	1,283	586
Total other income, net	4,583	586
Net loss and comprehensive loss	$(9,529)	$(13,265)
Net loss per share, basic and diluted	$(0.58)	$(2.49)
Weighted average common shares outstanding, basic and diluted	16,347,538	5,335,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	4,530,641	$—	$454,062	$(418,789)	$35,273
Issuance of prefunded warrants in connection with a follow-on offering, net of issuance costs	—	—	37,256	—	37,256
Issuance of common stock to settle the liabilities to issue common stock	708,223	1	7,332	—	7,333
Issuance of common stock in connection with the exercise of prefunded warrants	535,611	—	—	—	—
Vesting of restricted stock units	7,952	—	—	—	—
Exercise of stock options	109	—	1	—	1
Stock-based compensation expense	—	—	2,211	—	2,211
Net loss	—	—	—	(9,529)	(9,529)
Balance at March 31, 2026	5,782,536	$1	$500,862	$(428,318)	$72,545

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	3,268,299	$—	$401,351	$(383,753)	$17,598
Issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	310,559	—	2,810	—	2,810
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	110,747	—	2,017	—	2,017
Vesting of restricted stock units	7,952	—	—	—	—
Exercise of stock options	648	—	5	—	5
Stock-based compensation expense	—	—	1,535	—	1,535
Net loss	—	—	—	(13,265)	(13,265)
Balance at March 31, 2025	3,698,205	$—	$407,718	$(397,018)	$10,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,529)	$(13,265)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	344	497
Stock-based compensation expense	2,211	1,535
Change in fair value of common stock warrant liabilities	(3,300)	—
Changes in operating assets and liabilities:
Collaboration and license agreement receivable	5,000	—
Prepaid and other assets	(1,205)	964
Accounts payable	(1,680)	(590)
Accrued expenses and other liabilities	(1,536)	(6,376)
Deferred revenue	(12,648)	46,213
Net cash (used in) provided by operating activities	(22,343)	28,978
Cash flows from investing activities:
Purchases of property and equipment	(556)	(22)
Net cash used in investing activities	(556)	(22)
Cash flows from financing activities:
Proceeds from issuance of prefunded warrants in connection with a follow-on offering, net of issuance costs	37,256	—
Proceeds from issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	—	2,810
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	2,017
Proceeds from exercise of stock options	1	5
Payments of issuance costs included in accounts payable or accrued expenses at prior year end	(1,550)	—
Net cash provided by financing activities	35,707	4,832
Increase in cash, cash equivalents and restricted cash	12,808	33,788
Cash, cash equivalents and restricted cash, beginning of period	139,338	57,073
Cash, cash equivalents and restricted cash, end of period	$152,146	$90,861
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$19	$292
Settlement of liabilities to issue common stock by issuing common stock	$7,332	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$150,333	$89,073
Restricted cash	1,813	1,788
Cash, cash equivalents and restricted cash, end of period	$152,146	$90,861

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

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of March 31, 2026, the Company had an accumulated deficit of $428.3 million and has incurred significant operating losses, including net losses of $9.5 million and $13.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company.

As of March 31, 2026, the Company had cash and cash equivalents of $150.3 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of March 31, 2026 will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of the issuance of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2026 and the results of its operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any future period.

On March 13, 2026, the Company effected a reverse stock split of its common stock at a ratio of 1-for-14. The reverse stock split did not impact the number of authorized shares of common stock or preferred stock or the par value per share of the common stock or preferred stock. All share and per share amounts in these condensed consolidated financial statements and notes thereto have been adjusted retroactively to reflect the reverse stock split for all periods presented.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xilio Development, Inc. (“Xilio Development”), a Delaware corporation, and Xilio Securities Corporation, a Massachusetts security corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

3. Fair Value Measurements

Liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2026:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrants to purchase common stock	$—	$—	$20,560	$20,560
Series C warrants to purchase common stock	—	—	5,700	5,700
Total financial liabilities at March 31, 2026	$—	$—	$26,260	$26,260

Liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2025:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrants to purchase common stock	$—	$—	$23,100	$23,100
Series C warrants to purchase common stock	—	—	6,460	6,460
Total financial liabilities at December 31, 2025	$—	$—	$29,560	$29,560

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

The following assumptions were used in determining the fair value of the Company’s common stock warrant liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Closing price of common stock	$8.41	$8.96
Warrant exercise price	$10.50	$10.50
Expected volatility	70%	70%
Risk free interest rate	3.79%	3.62%
Expected dividend yield	—	—
Expected term (in years)	0.67 - 4.18	0.92 - 4.43

The following table summarizes the changes in the fair market value of the Company’s common stock warrant liabilities, which are classified within the Level 3 fair value hierarchy:

			Total level 3
			financial
	Series A	Series C	liabilities
Balance at December 31, 2025	$23,100	$6,460	$29,560
Change in fair value of common stock warrant liabilities	(2,540)	(760)	(3,300)
Balance at March 31, 2026	$20,560	$5,700	$26,260

4. Property and Equipment, Net

Property and equipment, net consists of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Laboratory equipment	$6,943	$6,381
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Construction in process	29	459
Total property and equipment	12,777	12,645
Less: accumulated depreciation	(9,097)	(8,753)
Property and equipment, net	$3,680	$3,892

The Company recognized depreciation and amortization expense related to property and equipment of $0.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
External research and development	$6,160	$3,767
Personnel-related	1,695	5,733
Professional and consulting fees	917	2,156
Other	198	83
Total accrued expenses	$8,970	$11,739

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

As of March 31, 2026, the Company has received $57.0 million in payments under the AbbVie agreements, consisting of a $42.0 million upfront cash payment under the Collaboration Agreement, $10.0 million in gross proceeds from the private placement under the stock purchase agreement and a $5.0 million development milestone related to the Collaboration Program, which was recorded as a receivable on the condensed consolidated balance sheet as of December 31, 2025 and was received in the first quarter of 2026. In the second quarter of 2026, the Company achieved an additional $6.0 million development milestone. The Company is eligible to receive up to approximately $2.1 billion in additional contingent payments under the Collaboration Agreement, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the Option Programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all Option Programs and the Collaboration Program. In addition, the Company is eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for the Option Program and is eligible to receive tiered royalties ranging in the mid-single digits on annual global net product sales for the Collaboration Program.

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

For purposes of ASC 606, the transaction price at the outset of the arrangement was determined to be $49.1 million, which consisted of the upfront cash payment of $42.0 million under the Collaboration Agreement and the $7.1 million premium on the sale of common stock to AbbVie Inc. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of the $5.0 million development milestone related to the Collaboration Program in the fourth quarter of 2025. All additional contingent payments are fully constrained as of March 31, 2026, as the achievement of the milestones underlying such contingent payments is based on either the Company or AbbVie’s ability to execute under the development plan which is not certain at contact inception. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the three months ended March 31, 2026 and 2025, the Company recognized collaboration and license revenue of $8.0 million and $0.7 million, respectively, under the Collaboration Agreement and the stock purchase agreement. As of March 31, 2026, the Company recorded deferred revenue of $26.0 million, of which $16.1 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2026 depending on (i) the timing of services being provided for the Collaboration Program and the Initial Option Program and (ii) the timing of AbbVie’s exercise or expiration of the material rights.

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

The Company has received $72.5 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the License Agreement, $25.0 million in gross proceeds from private placements under the stock purchase agreement and a $17.5 million development milestone. As of March 31, 2026, the Company is eligible to receive up to $575.0 million in additional contingent payments, which consist of a $75.0 million transition fee if Gilead exercises its option for the IL-12 program and up to $500.0 million in specified development, regulatory and sales-based milestones after opt-in. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For purposes of ASC 606, the transaction price of the License Agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the License Agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of the $17.5 million development milestone in the third quarter of 2025. All additional contingent payments are fully constrained as of March 31, 2026, as the achievement of the milestones underlying such contingent payments are uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such additional contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

During the three months ended March 31, 2026 and 2025, the Company recognized collaboration and license revenue of $4.7 million and $2.2 million, respectively, under the License Agreement and the stock purchase agreement with Gilead. As of March 31, 2026, the Company recorded deferred revenue under the License Agreement and the stock purchase agreement of $22.0 million, of which $15.5 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

	Gilead	AbbVie	Total
Deferred revenue as of December 31, 2025	$26,651	$34,007	$60,658
Collaboration and license revenue recognized	(4,653)	(7,995)	(12,648)
Deferred revenue as of March 31, 2026	$21,998	$26,012	$48,010

Clinical Trial Collaboration with F. Hoffmann-La Roche Ltd

In July 2023, the Company and F. Hoffmann-La Roche Ltd (“Roche”) entered into a clinical trial collaboration pursuant to a clinical supply agreement to evaluate vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial in patients with microsatellite stable metastatic colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche. As of March 31, 2026, the Company has received $8.0 million in total cost-sharing payments from Roche. The Company is responsible for conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to vilastobart.

The Company concluded that the cost-sharing payments under the clinical supply agreement are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments under the clinical supply agreement as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. During the three months ended March 31, 2026, the Company did not recognize a reduction of research and development expense and during the three months ended March 31, 2025, the Company recognized a reduction of research and development expense of $2.0 million.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of March 31, 2026 and December 31, 2025, the Company had a letter of credit for the benefit of its landlord in the amount of $1.8 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company’s restated certificate of incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 600,000,000 shares of common stock, $0.0001 par value per share.

February 2026 Follow-On Offering

In February 2026, the Company closed a follow-on offering of prefunded warrants and received net proceeds of $37.3 million. In connection with the offering, the Company issued prefunded warrants to purchase 5,341,404 shares of its common stock. Each prefunded warrant is exercisable for one share of the Company's common stock. The purchase price of each prefunded warrant was $7.4886. Each prefunded warrant has an exercise price of $0.0014 per share and will be exercisable from the date of issuance until fully exercised, subject to beneficial ownership limitations for each holder.

June 2025 Follow-On Offering

In June 2025, the Company closed a follow-on offering of prefunded warrants and accompanying common stock warrants and received net proceeds of $47.0 million. In connection with the offering, the Company issued prefunded warrants to purchase 4,762,533 shares of common stock, accompanied by Series A warrants to purchase 4,762,533 shares of common stock (or prefunded warrants in lieu of common stock) (the “Series A warrants”), Series B warrants to purchase 4,762,533 shares of common stock (or prefunded warrants in lieu of common stock) (the “Series B warrants”), and Series C warrants to purchase 4,762,533 shares of common stock (or prefunded warrants in lieu of common stock) (the “Series C warrants”). The combined public offering price of one prefunded warrant, one Series A warrant, one Series B warrant and one Series C warrant, which were sold together but are immediately separable, was $10.4986, which was equal to the combined offering price of the prefunded warrants, Series A warrants, Series B warrants and Series C warrants, less the $0.0014 per share exercise price of the prefunded warrants.

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

The Company received initial gross proceeds from the offering of $50.0 million, before deducting approximately $3.0 million in underwriting discounts and commissions and offering expenses payable by the Company. The Company allocated the initial gross proceeds as follows: $26.8 million to the Series A warrants, $6.6 million to the Series B warrants and $5.1 million to the Series C warrants, in each case, based on the fair value of each instrument on the date of issuance with the remaining $11.5 million allocated to the prefunded warrants. The Company allocated the issuance costs to the financial instruments in a manner consistent with the allocation of the proceeds.

During the three months ended March 31, 2026, the Company recognized a gain of $3.3 million, related to the change in fair value of the common stock warrants, which is recorded as a component of the change in fair value of common stock warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2025, 524,033 prefunded warrants were exercised and 4,238,500 prefunded warrants remain outstanding as of December 31, 2025. No prefunded warrants were exercised during the three months ended March 31, 2026.

Each Series A warrant became exercisable on December 1, 2025, with an exercise price of $10.50 per share of common stock, and will expire on June 5, 2030. Through March 31, 2026, no Series A warrants have been exercised and 4,762,533 Series A warrants remain outstanding.

Each Series B warrant became exercisable on November 1, 2025 and was exercisable through December 31, 2025. During the year ended December 31, 2025, 3,443,388 of the Series B warrants were exercised for 1,008,415 shares of common stock and 2,434,973 prefunded warrants in lieu of shares of common stock. The Company received net proceeds of $34.3 million from the exercise of the Series B warrants, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The remaining 1,319,145 Series B warrants were not exercised and expired on December 31, 2025. In addition, 1,319,145 Series C warrants expired according to their terms on December 31, 2025 in connection with the expiration of unexercised Series B warrants, and 3,443,388 of the Series C warrants remained outstanding as of December 31, 2025. Through March 31, 2026, none of the Series B warrants that were exercised for prefunded warrants in lieu of shares of common stock have been exercised for shares of common stock.

Each remaining Series C warrant will be exercisable on or after June 1, 2026, with an exercise price of $10.50 per share of common stock, and will expire on December 2, 2026. In addition, if the closing sale price of the Company's common stock is below the exercise price on December 2, 2026, the exercise price will reset to the closing sale price on December 1, 2026 and the expiration time will be extended to December 31, 2026.

The prefunded warrants and Series A warrants may be exercised for cash or on a net exercise or “cashless” basis, and the Series C warrants may be exercised for cash or on a net exercise or “cashless” basis in the event there is no effective registration statement or prospectus available which covers the Series C warrants and shares of common stock issuable upon exercise of the Series C warrants. There can be no assurance that any of the warrants that remain outstanding as of March 31, 2026 will be exercised for cash or at all, and it is possible that the common stock warrants may expire without being exercised. If all of the outstanding Series C warrants are exercised in cash at their current exercise price of $10.50 per warrant, the Company will receive up to $36.2 million in additional total gross proceeds by the end of 2026, before deducting underwriting discounts and commissions and any offering expenses.

Sales Agreement and “At-The-Market” Facility

In March 2025, the Company entered into an “at-the-market” (“ATM”) facility with Leerink Partners, LLC (“Leerink”) pursuant to which the Company could initially issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million through Leerink as sales agent. In February 2026, the Company filed a prospectus supplement to reduce the amount of common stock it may offer and sell under the ATM facility to an aggregate offering price of up to $9.5 million. The Company did not issue any shares under the ATM facility during the three months ended March 31, 2026.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance consists of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Stock options and unvested restricted stock units	3,192,894	2,963,086
Employee stock purchase plan	131,321	89,603
Common stock in process of settlement at period end	—	708,215
Prefunded warrants	13,307,918	8,502,224
Common stock warrants	8,206,109	8,206,109
Total shares reserved for future issuance	24,838,242	20,469,237

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 469,929 shares of common stock under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance under the 2021 Plan automatically increased by 226,931 shares. As of March 31, 2026, there were 356,869 shares of common stock available for future issuance under the 2021 Plan.

2025 Stock Incentive Plan

In November 2025, the Company’s stockholders adopted the 2025 Stock Incentive Plan (the “2025 Plan”), which had previously been adopted by the Company’s board of directors subject to stockholder approval. The 2025 Plan provides for the grant of stock options to employees for 2,285,592 shares of common stock, divided into four equal tranches of 571,398 total shares per tranche, with the vesting of each tranche of stock options tied to a tranche of the June 2025 warrants, which are further described in Note 8.

The stock options granted under the 2025 Plan vest as follows:

•
The first tranche of stock options vests in equal monthly installments over a period of three years, subject to the employee continuing to provide services to the Company on each vesting date.
•
The second tranche of stock options ("Tranche 2 Stock Options") will become eligible to vest based on the portion of such stock options that equals the percentage of the Series A warrants that are exercised by December 31 of each of 2025, 2026, 2027, 2028, and 2029 and on June 30, 2030 (each, a “measurement date”). Any Tranche 2 Stock Options will vest in three equal installments with one-third vesting on the applicable measurement date and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.
•
The third tranche of stock options ("Tranche 3 Stock Options") became eligible to vest based on the portion of such stock options that equaled the percentage of Series B warrants that were exercised by December 31, 2025. The Tranche 3 Stock Options vest in three equal installments with one-third vesting on December 31, 2025 and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.
•
The fourth tranche of stock options ("Tranche 4 Stock Options") will become eligible to vest based on the portion of such stock options that equal the percentage of the Series C warrants that are exercised or are cancelled due to the Company’s receipt of non-dilutive capital by December 31, 2026. Any Tranche 4 Stock Options that become eligible for vesting will vest in three equal installments with one-third vesting on December 31, 2026 and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.

As of March 31, 2026, there were 21,805 shares of common stock available for future issuance under the 2025 Plan.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Nasdaq Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 19,642 shares of the Company’s common stock for issuance under the 2022 Inducement Plan. The number of shares reserved for issuance under the 2022 Inducement Plan was increased by 35,714 in both November 2024 and March 2025. In January 2026, the number of shares reserved for issuance under the 2022 Inducement Plan increased by an additional 32,485 shares. As of March 31, 2026, there were 52,812 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 20,859 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 41,718 shares of common stock per year). On January 1, 2026, the number of shares reserved for issuance under the 2021 ESPP was increased by 41,718 shares. During each of the three months ended March 31, 2026 and 2025, the Company did not issue any shares of common stock under the 2021 ESPP. As of March 31, 2026, there were 131,321 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three months ended March 31, 2026 and 2025, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development expense	$792	$389
General and administrative expense	1,419	1,146
Total stock-based compensation expense	$2,211	$1,535

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, 2021 Plan, 2025 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2025	2,785,102	$14.40	9.1	$27
Granted	9,280	$8.36
Exercised	(109)	$7.70
Forfeited	(26,988)	$11.40
Outstanding as of March 31, 2026 (2)	2,767,285	$14.41	8.9	$19
Exercisable as of March 31, 2026 (2)	726,042	$21.28	7.4	$8

(1)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

(2)
The weighted-average exercise price per share of the options outstanding and exercisable as of March 31, 2026 includes the impact of the stock option repricing described below.

As of March 31, 2026, the Company had unrecognized stock-based compensation expense of $16.7 million related to stock options issued to employees and directors, including $9.8 million of unrecognized stock-based compensation expense related to awards with performance conditions for which the likelihood of satisfying such performance conditions are considered probable, which is expected to be recognized over a weighted-average period of 3.0 years.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2026 and 2025 was $6.82 per share and $10.36 per share, respectively. The following assumptions were used in determining the fair value of options granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.6 - 3.8%	4.4%
Expected dividend yield	0%	0%
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Expected volatility	102.3 - 103.3%	94.5 - 95.6%

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

The repricing of the Eligible Options was accounted for as a modification under ASC 718. Accordingly, the Company calculated incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification. The total amount of the incremental compensation expense to be recognized was determined to be $0.6 million, which is being recognized over the Retention Period.

Stock Options with Performance Conditions

The Company determined that the Tranche 2, Tranche 3 and Tranche 4 Stock Options contain performance conditions for which the likelihood of satisfying each of the performance conditions is considered probable as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, no Tranche 2 Stock Options were eligible to vest as there have been no exercises of Series A warrants to date. Based on the Series B warrants exercised during the year ended December 31, 2025, 412,043 Tranche 3 Stock Options became eligible to vest and will vest in three equal annual installments beginning on December 31, 2025. On December 31, 2025, 157,875 Tranche 3 Stock Options were cancelled in proportion to the respective amount of unexercised Series B warrants. The Series C warrants are cancellable to the extent Series B warrants are not exercised or cancelled due to the Company’s receipt of non-dilutive capital. Therefore, on December 31, 2025, 157,875 Tranche 4 Stock Options were cancelled in proportion to the respective amount of unexercised Series B warrants.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2025	23,866	$7.70
Granted	—	$—
Vested	(7,952)	$7.70
Forfeited	—	$—
Unvested as of March 31, 2026	15,914	$7.70

For each of the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of March 31, 2026, the Company had unrecognized stock-based compensation expense of $0.1 million related to these restricted stock units, which is expected to be recognized over 1.7 years.

10. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes prefunded warrants to purchase common stock, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of March 31, 2026, 1,059,743 prefunded warrants have been exercised for common stock and 13,307,918 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Unvested restricted stock units	15,914	23,866
Outstanding stock options	2,767,285	775,507
Common stock warrants	8,206,109	188
Unvested employee stock purchase plan shares	69,939	3,250
Total common stock equivalents	11,059,247	802,811

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity Overview

To date, we have financed our operations primarily from proceeds raised through private placements of equity securities, sales of common stock in our initial public offering, or IPO, and through “at-the-market” offerings; the sale of prefunded warrants in our June 2025 and February 2026 follow-on offerings; the exercise of certain common stock warrants issued in connection with our June 2025 follow-on offering; development event payments under our co-funded clinical trial collaboration with F. Hoffmann-La Roche Ltd., or Roche; and upfront payments and milestone payments under our collaboration and license agreements with AbbVie and Gilead. All of our programs are in early clinical or preclinical development. As a result, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

Since inception, we have incurred significant operating losses, including net losses of $9.5 million and $13.3 million for the three months ended March 31, 2026 and 2025, respectively, and a net loss of $35.0 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $428.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of March 31, 2026, we had cash and cash equivalents of $150.3 million. In the second quarter of 2026, we achieved a $6.0 million development milestone related to the collaboration agreement with AbbVie. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2026, together with the development milestone achieved under the AbbVie collaboration in the second quarter of 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2028. This estimate excludes any potential additional milestone payments, option-related fees or other contingent payments under our existing collaboration and partnership agreements with AbbVie and Gilead and excludes the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price.

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

Other Income, Net

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities consists of the change in the fair value of the common stock warrant liabilities from December 31, 2025 to March 31, 2026.

Other Income, Net

Other income, net consists primarily of interest income earned from our cash and cash equivalents.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Revenue
Collaboration and license revenue	$12,648	$2,930	$9,718
Total revenue	12,648	2,930	9,718
Operating expenses
Research and development	$19,832	$8,266	$11,566
General and administrative	6,928	8,515	(1,587)
Total operating expenses	26,760	16,781	9,979
Loss from operations	(14,112)	(13,851)	(261)
Other income, net
Change in fair value of common stock warrant liabilities	3,300	—	3,300
Other income, net	1,283	586	697
Total other income, net	4,583	586	3,997
Net loss	$(9,529)	$(13,265)	$3,736

Collaboration and License Revenue

Collaboration and license revenue increased by $9.7 million from $2.9 million for the three months ended March 31, 2025 to $12.6 million for the three months ended March 31, 2026. The increase was due to an increase in collaboration and license revenue recognized under our collaboration and license agreements with AbbVie and Gilead.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
XTX501	$6,144	$469	$5,675
efarindodekin alfa	1,401	979	422
vilastobart	1,084	(193)	1,277
Other early programs and indirect research and development	5,212	2,427	2,785
Personnel-related	5,991	4,584	1,407
Total research and development expenses	$19,832	$8,266	$11,566

Research and development expenses increased by $11.6 million from $8.3 million for the three months ended March 31, 2025 to $19.8 million for the three months ended March 31, 2026. The changes in research and development expenses were primarily due to the following:

•
XTX501 costs increased by $5.7 million, primarily driven by an increase in manufacturing activities related to IND-enabling studies and preclinical development activities;
•
other early programs and indirect research and development costs increased by $2.8 million, primarily driven by an increase in external expenses related to preclinical research and development activities, including costs related to our CLDN18.2 program, prostrate program and AbbVie collaboration;

•
vilastobart costs increased by $1.3 million, primarily driven by a $2.0 million cost-sharing payment earned under our Roche clinical collaboration during the three months ended March 31, 2025, which we recorded as a reduction in research and development expenses and for which there was no corresponding cost-sharing payment during the three months ended March 31, 2026, partially offset by a $0.7 million decrease in clinical development activities related to our ongoing Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab;
•
personnel-related costs increased by $1.4 million, primarily driven by a $1.0 million increase in salaries, bonuses and benefits due to higher research and development headcount, and a $0.4 million increase in stock-based compensation; and
•
efarindodekin alfa costs increased by $0.4 million, primarily driven by an increase in clinical development activities related to our ongoing our Phase 2 clinical trial evaluating efarindodekin alfa as a monotherapy in patients with certain advanced solid tumors.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Personnel-related	$4,171	$4,444	$(273)
Professional and consulting fees	1,997	3,238	(1,241)
Facility-related and other general and administrative expenses	760	833	(73)
Total general and administrative expenses	$6,928	$8,515	$(1,587)

General and administrative expenses decreased by $1.6 million from $8.5 million for the three months ended March 31, 2025 to $6.9 million for the three months ended March 31, 2026. The changes in general and administrative expenses were primarily due to the following:

•
personnel-related costs decreased by $0.3 million, primarily driven by a decrease in severance costs and discretionary bonus costs; and
•
professional and consulting fees decreased by $1.2 million, primarily driven by a decrease in legal fees and other professional costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the three months ended March 31, 2026 was due to a gain of $3.3 million due to the decrease in the fair value of the common stock warrant liabilities between December 31, 2025 and March 31, 2026, which was primarily driven by a decrease in the price per share of our common stock.

Other Income, Net

Other income, net, increased by $0.7 million from $0.6 million for the three months ended March 31, 2025 to $1.3 million for the three months ended March 31, 2026. The increase in other income, net was primarily due to an increase in interest income due to a higher average cash balance.

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

At-the-Market Offering Program

In March 2025, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703). In March 2025, we entered into a sales agreement with Leerink Partners, LLC, under which we could initially issue and sell shares of our common stock from time to time at an aggregate offering price of up to $50.0 million. In February 2026, we filed a prospectus supplement to our prospectus dated May 8, 2025 (333-285793) to reduce the amount of common stock we may offer and sell under the sales agreement to an aggregate offering price of up to $9.5 million.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(22,343)	$28,978
Investing activities	(556)	(22)
Financing activities	35,707	4,832
Net increase in cash, cash equivalents and restricted cash	$12,808	$33,788

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

During the three months ended March 31, 2026, net cash used in operating activities of $22.3 million was primarily driven by net changes in operating assets and liabilities of $12.1 million, our net loss of $9.5 million and the $3.3 million gain recorded on the change in fair value of our common stock warrant liabilities, partially offset by $2.2 million of stock-based compensation expense and $0.3 million of depreciation and amortization expense.

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

Investing Activities

During the three months ended March 31, 2026 and 2025, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities of $35.7 million primarily consisted of proceeds from the sale of prefunded warrants through a follow-on offering.

During the three months ended March 31, 2025, net cash provided by financing activities of $4.8 million consisted of proceeds from the sale and issuance of common stock to AbbVie in a private placement and proceeds from the sale and issuance of common stock through ATM offerings.

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

As of March 31, 2026, we had cash and cash equivalents of $150.3 million. In the second quarter of 2026, we achieved a $6.0 million development milestone related to the collaboration agreement with AbbVie. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2026, together with the development milestone achieved under the AbbVie collaboration in the second quarter of 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2028. This estimate excludes any potential additional milestone payments, option-related fees or other contingent payments under our existing collaboration and partnership agreements with AbbVie and Gilead and excludes the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price.

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

Contractual Obligations

During the three months ended March 31, 2026, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Except as described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies appearing in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of March 31, 2026, we had cash and cash equivalents of $150.3 million. In the second quarter of 2026, we achieved a $6.0 million development milestone related to the collaboration agreement with AbbVie Group Holdings Limited, or AbbVie. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of March 31, 2026, together with the development milestone achieved under the AbbVie collaboration in the second quarter of 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2028. This estimate excludes any potential additional milestone payments, option-related fees or other contingent payments under our existing collaboration and partnership agreements with AbbVie and Gilead Sciences, Inc., or Gilead, and excludes the potential receipt of up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price. In addition, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate and may need to seek additional capital sooner than anticipated.

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

Since inception, we have incurred significant operating losses, including net losses of $9.5 million and $13.3 million for the three months ended March 31, 2026 and 2025, respectively and $35.0 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $428.3 million. We expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, masked immuno-oncology, or I-O, molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. We do not expect to generate any revenue from the sale of products for a number of years, if at all, and any such revenue will not be realized unless and until we obtain marketing approval for and successfully launch and commercialize a product candidate. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income is subject to limitations. We have experienced ownership changes as defined by Sections 382 and 383 of the Code. As a result of these changes and any future ownership changes, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations.

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

We have relied on WuXi Biologics in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use WuXi Biologics as our CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID‑19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the U.S. may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, CDMOs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. For example, in December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern, or BCCs; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a

BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a BCC. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. In February 2026, the Department of Defense published an updated list, which included WuXi AppTec, but then abruptly withdrew the list. The implications of this action remain unclear.

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

With respect to XTX501, currently there are no bispecific PD-1 targeted IL-2 therapies approved for the treatment of cancer. However, we are aware of several companies that have bispecific PD-1 targeted IL-2 programs in development, including but not limited to Anwita Biosciences, Inc., Bright Peak Therapeutics, Inc., Innovent Biologics, Inc. (co-development with Takeda Pharmaceutical Company Limited), Medicenna Therapeutics Corp., Regeneron Pharmaceuticals, Inc., Roche and Teva Pharmaceutical Industries, Ltd.

With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. However, we are aware of other companies that have masked T cell engager programs in development for PSMA, including but not limited to Janux Therapeutics, Inc. and Vir Biotechnology, Inc., and at least one other company, Werewolf Therapeutics, Inc., that has a masked T cell engager program in development for STEAP1. To our knowledge, there are no companies currently developing a masked T cell engager program targeting both PSMA and STEAP1 or a masked T cell engager program for CLDN18.2. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including but not limited to Amgen Inc., Astellas Pharma Inc., AstraZeneca PLC, GSK plc, Lunan Pharmacuetical Group Co. Ltd. and Qilu Pharmaceutical Co., for PSMA, including but not limited to Regeneron Pharmaceuticals Inc. and Xencor, Inc. (licensed to Johnson & Johnson), and for STEAP1, including but not limited to Xencor Inc. (licensed to Amgen Inc.) and Shanghai Henlius Biotech, Inc.

With respect to efarindodekin alfa, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several companies that have IL-12 delivery programs in development, including but not limited to PDS Biotechnology Corporation, Philogen S.p.A., Shanghai KangaBio Co., Ltd. and Werewolf Therapeutics, Inc.

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

In 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners, which included a number of reciprocal and country-specific tariffs under the International Emergency Economic Powers Act, or the IEEPA. In February 2026, the U.S. Supreme Court held that the IEEPA does not authorize the President to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs. The President subsequently invoked Section 122 of the Trade Act of 1974 to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports. The tariffs imposed under Section 122 are temporary and valid for 150 days without congressional approval. Multiple states have challenged these tariffs in court.The U.S. Trade Representative concurrently initiated two investigations under Section 301 of the Trade Act of 1974, which may also result in additional tariffs.

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

On April 2, 2026, the administration issued a proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. Specifically, beginning July 31, 2026, a 100% tariff will apply to pharmaceutical articles classified in certain 10-digit harmonized tariff, or HTS, codes that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, or are listed in the FDA’s Lists of Licensed Biological Products, or the Purple Book, unless a relevant exemption applies. The 100% tariff also applies to active pharmaceutical ingredients, or APIs, and key starting materials for such articles. For companies like ours that are not listed in the annexes to the proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. government), the Section 232 tariffs will be effective on September 29, 2026. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Lichtenstein and the U.K. Certain categories of products are exempt from these tariffs, including, but not limited to, generic pharmaceuticals and biosimilars; specified U.S.-origin pharmaceutical products; and products classified in certain HTS codes, listed in Annex IV of the proclamation. Drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce are also likely to be exempt from the tariffs.

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

If in the future, we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed on the Nasdaq Capital Market and we must satisfy continued listing requirements, including minimum stock price, public float, stockholders' equity and other corporate governance standards. If we are unable to comply with applicable Nasdaq listing standards, shares of our common stock would be subject to delisting, which could have a material adverse effect on our business. We have previously received deficiency letters from the Listing Qualifications Department of Nasdaq informing us that we were not in compliance with the continued listing requirements for minimum stock price and stockholders' equity. While we have regained compliance with respect to each of these deficiencies, there can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements in the future. Any potential delisting of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

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

Item 5. Other Information

(a)

Departure of Chief Medical Officer

On May 11, 2026, Katarina Luptakova, M.D., notified us of her decision to resign as chief medical officer effective May 31, 2026 to pursue other opportunities. We have engaged Martin Huber, M.D., to serve as a medical and clinical consultant on an interim basis. Dr. Huber most recently served as president and chief executive officer of Mersana Therapeutics, Inc. (prior to its acquisition by Day One Biopharmaceuticals, Inc.), and prior to that served as president and head of R&D at Xilio.

Appointment of Principal Accounting Officer

On May 11, 2026, our board of directors appointed Christopher Frankenfield, our chief operating and financial officer and principal financial officer, to also serve as our principal accounting officer effective as of that date. Upon Mr. Frankenfield’s appointment, our former principal accounting officer ceased to serve in such role.

Christopher Frankenfield, age 44, has served as our chief financial officer since August 2024 and our chief operating officer since August 2023. Mr. Frankenfield previously served as our chief legal and administrative officer from August 2022 to August 2023 and as our general counsel from March 2021 to August 2022. Prior to joining us, Mr. Frankenfield served in roles of increasing responsibility at Blueprint Medicines Corporation, or Blueprint, from August 2015 to March 2021, including as vice president of corporate legal affairs from July 2019 to March 2021. While at Blueprint, Mr. Frankenfield was responsible for a range of corporate legal activities, including public company reporting, capital markets strategy and follow-on equity offerings, collaborations and partnerships, and supporting commercial product launches. Prior to joining Blueprint, Mr. Frankenfield was a senior associate at Wilmer Cutler Pickering Hale and Dorr LLP, where his practice focused on capital markets and strategic transactions, public company reporting and corporate governance matters. Mr. Frankenfield began his career in the advisory practice at PricewaterhouseCoopers LLP. He received his B.A. in economics from the College of William & Mary and his J.D. from the University of Virginia School of Law.

Mr. Frankenfield does not have a family relationship with any of our officers or directors and has no direct or indirect interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

There have been no changes to Mr. Frankenfield’s compensatory plans or arrangements in connection with his appointment described herein.

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
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K (File No. 001-40925), filed with the Securities and Exchange Commission on March 23, 2026)

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

4.1

Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on February 12, 2026)

10.1

Underwriting Agreement, dated February 11, 2026, by and between Xilio Therapeutics, Inc. and Leerink Partners LLC, as representative of the underwriter named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on February 12, 2026)

10.2

Second Amended and Restated 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 001-40925) filed with the Securities and Exchange Commission on March 23, 2026)

10.3

Amended and Restated Employment Agreement, dated January 1, 2026, by and between the Registrant and René Russo (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-40925) filed with the Securities and Exchange Commission on March 23, 2026)

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

XILIO THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)