Form 10-Q
period 2026-06-30
Xilio Therapeutics, Inc.
filed 2026-08-12
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of the registrant's common stock, $0.0001 par value per share, outstanding on August 10, 2026: 6,580,153

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
•
We expect to rely on third parties to conduct, supervise and monitor investigational new drug application enabling studies and clinical trials, and to perform other functions for us, and if these third parties perform in an unsatisfactory manner, it may harm our business, reputation and results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$136,040	$137,531
Collaboration and license agreement receivable	6,000	5,000
Prepaid expenses and other current assets	3,428	2,496
Total current assets	145,468	145,027
Restricted cash	1,819	1,807
Property and equipment, net	3,359	3,892
Operating lease right-of-use asset	3,608	3,959
Total assets	$154,254	$154,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,315	$3,168
Accrued expenses	7,854	11,739
Deferred revenue, current portion	22,603	40,023
Operating lease liability, current portion	1,426	1,343
Total current liabilities	34,198	56,273
Deferred revenue, net of current portion	12,715	20,635
Operating lease liability, net of current portion	4,877	5,611
Common stock warrant liabilities	30,200	29,560
Liabilities to issue common stock	—	7,333
Total liabilities	81,990	119,412
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 6,580,149 shares issued and outstanding at June 30, 2026; 4,530,641 shares issued and outstanding at December 31, 2025	1	—
Additional paid-in capital	506,954	454,062
Accumulated deficit	(434,691)	(418,789)
Total stockholders’ equity	72,264	35,273
Total liabilities and stockholders’ equity	$154,254	$154,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Collaboration and license revenue	$18,692	$8,084	$31,340	$11,014
Total revenue	18,692	8,084	31,340	11,014
Operating expenses
Research and development	$14,559	$15,330	$34,391	$23,596
General and administrative	7,624	7,120	14,552	15,635
Total operating expenses	22,183	22,450	48,943	39,231
Loss from operations	(3,491)	(14,366)	(17,603)	(28,217)
Other income (expense), net
Change in fair value of common stock warrant liabilities	(3,940)	(50)	(640)	(50)
Other income (expense), net	1,058	(1,428)	2,341	(842)
Total other income (expense), net	(2,882)	(1,478)	1,701	(892)
Net loss and comprehensive loss	$(6,373)	$(15,844)	$(15,902)	$(29,109)
Net loss per share, basic and diluted	$(0.33)	(2.30)	$(0.89)	$(4.76)
Weighted average common shares outstanding, basic and diluted	19,404,688	6,889,119	17,884,542	6,116,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2026 and 2025

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2026	5,782,536	$1	$500,862	$(428,318)	$72,545
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	592,300	—	4,458	—	4,458
Issuance of common stock in connection with the exercise of prefunded warrants	200,298	—	—	—	—
Issuance of common stock under employee stock purchase plan	4,973	—	36	—	36
Exercise of stock options	42	—	—	—	—
Stock-based compensation expense	—	—	1,598	—	1,598
Net loss	—	—	—	(6,373)	(6,373)
Balance at June 30, 2026	6,580,149	$1	$506,954	$(434,691)	$72,264

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	3,698,205	$—	$407,718	$(397,018)	$10,700
Issuance of prefunded warrants in connection with a follow-on public offering, net of issuance costs	—	—	10,818	—	10,818
Issuance of common stock under employee stock purchase plan	3,240	—	40	—	40
Exercise of stock options	507	—	4	—	4
Stock-based compensation expense	—	—	1,351	—	1,351
Net loss	—	—	—	(15,844)	(15,844)
Balance at June 30, 2025	3,701,952	$—	$419,931	$(412,862)	$7,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2026 and 2025

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	4,530,641	$—	$454,062	$(418,789)	$35,273
Issuance of prefunded warrants in connection with a follow-on offering, net of issuance costs	—	—	37,256	—	37,256
Issuance of common stock to settle the liabilities to issue common stock	708,223	1	7,332	—	7,333
Issuance of common stock in connection with the exercise of prefunded warrants	735,909	—	—	—	—
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	592,300	—	4,458	—	4,458
Issuance of common stock under employee stock purchase plan	4,973	—	36	—	36
Vesting of restricted stock units	7,952	—	—	—	—
Exercise of stock options	151	—	1	—	1
Stock-based compensation expense	—	—	3,809	—	3,809
Net loss	—	—	—	(15,902)	(15,902)
Balance at June 30, 2026	6,580,149	$1	$506,954	$(434,691)	$72,264

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	3,268,299	$—	$401,351	$(383,753)	$17,598
Issuance of prefunded warrants in connection with a follow-on public offering, net of issuance costs	—	—	10,818	—	10,818
Issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	310,559	—	2,810	—	2,810
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	110,747	—	2,017	—	2,017
Issuance of common stock under employee stock purchase plan	3,240	—	40	—	40
Vesting of restricted stock units	7,952	—	—	—	—
Exercise of stock options	1,155	—	9	—	9
Stock-based compensation expense	—	—	2,886	—	2,886
Net loss	—	—	—	(29,109)	(29,109)
Balance at June 30, 2025	3,701,952	$—	$419,931	$(412,862)	$7,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,902)	$(29,109)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	675	878
Stock-based compensation expense	3,809	2,886
Change in fair value of common stock warrant liabilities	640	50
Issuance costs allocated to common stock warrant liabilities	—	2,284
Changes in operating assets and liabilities:
Collaboration and license agreement receivable	(1,000)	—
Prepaid and other assets	(581)	3,080
Accounts payable	(419)	1,522
Accrued expenses and other liabilities	(2,987)	(5,219)
Deferred revenue	(25,340)	38,129
Net cash (used in) provided by operating activities	(41,105)	14,501
Cash flows from investing activities:
Purchases of property and equipment	(575)	(423)
Net cash used in investing activities	(575)	(423)
Cash flows from financing activities:
Proceeds from issuance of prefunded warrants in connection with a follow-on offering, net of issuance costs	37,256	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	4,458	2,017
Proceeds from issuance of prefunded warrants and common stock warrants in connection with a follow-on offering, net of issuance costs	—	47,318
Proceeds from issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	—	2,810
Proceeds from issuance of common stock under employee stock purchase plan	36	40
Proceeds from exercise of stock options	1	9
Payments of issuance costs included in accounts payable or accrued expenses at prior year end	(1,550)	—
Net cash provided by financing activities	40,201	52,194
(Decrease) increase in cash, cash equivalents and restricted cash	(1,479)	66,272
Cash, cash equivalents and restricted cash, beginning of period	139,338	57,073
Cash, cash equivalents and restricted cash, end of period	$137,859	$123,345
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable or accrued expenses	$10	$284
Settlement of liabilities to issue common stock by issuing common stock	$7,332	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$136,040	$121,551
Restricted cash	1,819	1,794
Cash, cash equivalents and restricted cash, end of period	$137,859	$123,345

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

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of June 30, 2026, the Company had an accumulated deficit of $434.7 million and has incurred significant operating losses, including net losses of $15.9 million and $29.1 million for the six months ended June 30, 2026 and 2025, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company.

As of June 30, 2026, the Company had cash and cash equivalents of $136.0 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of June 30, 2026 will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of the issuance of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any future period.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

Liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2026:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrants to purchase common stock	$—	$—	$23,930	$23,930
Series C warrants to purchase common stock	—	—	6,270	6,270
Total financial liabilities at June 30, 2026	$—	$—	$30,200	$30,200

Liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2025:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrants to purchase common stock	$—	$—	$23,100	$23,100
Series C warrants to purchase common stock	—	—	6,460	6,460
Total financial liabilities at December 31, 2025	$—	$—	$29,560	$29,560

The fair value of the common stock warrant liabilities, which are described in more detail in Note 8, are calculated utilizing a Black-Scholes option pricing model for the Series A warrants and a Monte Carlo simulation model for the Series C warrants. The Black-Scholes option pricing model and the Monte Carlo simulation model both require the use of assumptions, certain of which are not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The Black-Scholes pricing model and the Monte Carlo simulation model assumptions include the warrant exercise price, the expected term of the warrant, the current price of the Company’s common stock, expected volatility, the risk-free interest rate for the expected term of the warrant and expected dividend yield. The Monte Carlo simulation assumptions also include the potential impacts of the warrant strike price reset feature in the Series C warrants.

The following assumptions were used in determining the fair value of the Company’s common stock warrant liabilities as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Closing price of common stock	$9.58	$8.96
Warrant exercise price	$10.50	$10.50
Expected volatility	70%	70%
Risk free interest rate	4.09%	3.62%
Expected dividend yield	—	—
Expected term (in years)	0.42 - 3.93	0.92 - 4.43

The following table summarizes the changes in the fair market value of the Company’s common stock warrant liabilities, which are classified within the Level 3 fair value hierarchy:

			Total level 3
			financial
	Series A	Series C	liabilities
Balance at December 31, 2025	$23,100	$6,460	$29,560
Change in fair value of common stock warrant liabilities	830	(190)	640
Balance at June 30, 2026	$23,930	$6,270	$30,200

4. Property and Equipment, Net

Property and equipment, net consists of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Laboratory equipment	$6,963	$6,381
Furniture and fixtures	681	681
Leasehold improvements	5,124	5,124
Construction in process	—	459
Total property and equipment	12,768	12,645
Less: accumulated depreciation	(9,409)	(8,753)
Property and equipment, net	$3,359	$3,892

The Company recognized depreciation and amortization expense related to property and equipment of $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. The Company recognized depreciation and amortization expense related to property and equipment of $0.7 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
External research and development	$3,225	$3,767
Personnel-related	3,620	5,733
Professional and consulting fees	915	2,156
Other	94	83
Total accrued expenses	$7,854	$11,739

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

As of June 30, 2026, the Company has received $57.0 million in payments under the AbbVie agreements, consisting of a $42.0 million upfront cash payment under the Collaboration Agreement, $10.0 million in gross proceeds from the private placement under the stock purchase agreement and a $5.0 million development milestone related to the Collaboration Program. In the second quarter of 2026, the Company achieved an additional $6.0 million development milestone related to the Collaboration Program, which was recorded as a receivable on the condensed consolidated balance sheet as of June 30, 2026 and was received in the third quarter of 2026. The Company is eligible to receive up to approximately $2.1 billion in additional contingent payments under the Collaboration Agreement, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the Option Programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all Option Programs and the Collaboration Program. In addition, the Company is eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for the Option Program and is eligible to receive tiered royalties ranging in the mid-single digits on annual global net product sales for the Collaboration Program.

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

For purposes of ASC 606, the transaction price at the outset of the arrangement was determined to be $49.1 million, which consisted of the upfront cash payment of $42.0 million under the Collaboration Agreement and the $7.1 million premium on the sale of common stock to AbbVie Inc. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of a $5.0 million development milestone related to the Collaboration Program in the fourth quarter of 2025. During the three and six months ended June 30, 2026, the overall transaction price was adjusted to include the achievement of a $6.0 million development milestone related to the Collaboration Program in the second quarter of 2026. All additional contingent payments are fully constrained as of June 30, 2026, as the achievement of the milestones underlying such contingent payments is based on either the Company or AbbVie’s ability to execute under the development plan which is not certain at contract inception. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

For the three months ended June 30, 2026 and 2025, the Company recognized collaboration and license revenue of $12.7 million and $4.8 million, respectively, under the Collaboration Agreement and the stock purchase agreement with AbbVie. For the six months ended June 30, 2026 and 2025, the Company recognized collaboration and license revenue of $20.7 million and $5.6 million, respectively, under the Collaboration Agreement and the stock purchase agreement with AbbVie. As of June 30, 2026, the Company recorded deferred revenue of $19.3 million, of which $9.4 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2026 depending on (i) the timing of services being provided for the Collaboration Program and the Initial Option Program and (ii) the timing of AbbVie’s exercise or expiration of the material rights.

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

The Company has received $72.5 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the License Agreement, $25.0 million in gross proceeds from private placements under the stock purchase agreement and a $17.5 million development milestone. As of June 30, 2026, the Company is eligible to receive up to $575.0 million in additional contingent payments, which consist of a $75.0 million transition fee if Gilead exercises its option for the IL-12 program and up to $500.0 million in specified development, regulatory and sales-based milestones after opt-in. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For purposes of ASC 606, the transaction price of the License Agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the License Agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of the $17.5 million development milestone in the third quarter of 2025. All additional contingent payments are fully constrained as of June 30, 2026, as the achievement of the milestones underlying such contingent payments are uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such additional contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

For the three months ended June 30, 2026 and 2025, the Company recognized collaboration and license revenue of $6.0 million and $3.3 million, respectively, under the License Agreement and the stock purchase agreement with Gilead. For the six months ended June 30, 2026 and 2025, the Company recognized collaboration and license revenue of $10.6 million and $5.5 million, respectively, under the License Agreement and the stock purchase agreement with Gilead. As of June 30, 2026, the Company recorded deferred revenue under the License Agreement and the stock purchase agreement of $16.0 million, of which $13.2 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

	Gilead	AbbVie	Total
Deferred revenue as of December 31, 2025	$26,651	$34,007	$60,658
Additions	—	6,000	6,000
Collaboration and license revenue recognized	(10,614)	(20,726)	(31,340)
Deferred revenue as of June 30, 2026	$16,037	$19,281	$35,318

Clinical Trial Collaboration with F. Hoffmann-La Roche Ltd

In July 2023, the Company and F. Hoffmann-La Roche Ltd (“Roche”) entered into a clinical trial collaboration pursuant to a clinical supply agreement to evaluate vilastobart in combination with atezolizumab (Tecentriq®) in a Phase 1/2 clinical trial in patients with microsatellite stable metastatic colorectal cancer.

Under the clinical supply agreement, the Company is eligible to receive specified cost-sharing payments from Roche. As of June 30, 2026, the Company has received $8.0 million in total cost-sharing payments from Roche. The Company is responsible for conducting the Phase 1/2 clinical trial and retains global development and commercialization rights to vilastobart.

The Company concluded that the cost-sharing payments under the clinical supply agreement are not in the scope of ASC 606 because the Company does not consider performing research and development services for reimbursement to be part of its ongoing major or central operations. Therefore, the Company applied a reasonable, rational, and consistently applied accounting policy election to record the cost-sharing payments under the clinical supply agreement as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the period in which a study development event is achieved. For each of the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026, the Company did not recognize a reduction of research and development expenses under the clinical supply agreement. For the six months ended June 30, 2025, the Company recognized a reduction of research and development expenses of $2.0 million under the clinical supply agreement.

7. Commitments and Contingencies

The Company has an operating lease for its headquarters and a finance lease for certain lab equipment. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of June 30, 2026 and December 31, 2025, the Company had a letter of credit for the benefit of its landlord in the amount of $1.8 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company’s restated certificate of incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 600,000,000 shares of common stock, $0.0001 par value per share.

February 2026 Follow-On Offering

In February 2026, the Company closed a follow-on offering of prefunded warrants and received net proceeds of $37.3 million. In connection with the offering, the Company issued prefunded warrants to purchase 5,341,404 shares of its common stock. Each prefunded warrant is exercisable for one share of the Company's common stock. The purchase price of each prefunded warrant was $7.4886. Each prefunded warrant has an exercise price of $0.0014 per share and is exercisable from the date of issuance until fully exercised, subject to beneficial ownership limitations for each holder. During the three months ended June 30, 2026, a total of 200,298 prefunded warrants related to the February 2026 follow-on offering were exercised and 5,141,106 prefunded warrants remained outstanding as of June 30, 2026.

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

For the three months ended June 30, 2026 and 2025, the Company recognized a loss of $3.9 million and a loss of less than $0.1 million, respectively, related to the change in fair value of the common stock warrants. For the six months ended June 30, 2026 and 2025, the Company recognized a loss of $0.6 million and a loss of less than $0.1 million, respectively, related to the change in fair value of the common stock warrants.

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

During the year ended December 31, 2025, a total of 524,033 prefunded warrants related to the June 2025 follow-on offering were exercised and 4,238,500 prefunded warrants remained outstanding as of December 31, 2025. No additional prefunded warrants related to the June 2025 follow-on offering were exercised during the three and six months ended June 30, 2026.

Each Series A warrant became exercisable on December 1, 2025, with an exercise price of $10.50 per share of common stock, and will expire on June 5, 2030. Through June 30, 2026, no Series A warrants have been exercised and 4,762,533 Series A warrants remain outstanding.

Each Series B warrant became exercisable on November 1, 2025 and was exercisable through December 31, 2025. During the year ended December 31, 2025, 3,443,388 of the Series B warrants were exercised for 1,008,415 shares of common stock and 2,434,973 prefunded warrants in lieu of shares of common stock. The Company received net proceeds of $34.3 million from the exercise of the Series B warrants, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The remaining 1,319,145 Series B warrants were not exercised and expired on December 31, 2025. In addition, 1,319,145 Series C warrants expired according to their terms on December 31, 2025 in connection with the expiration of unexercised Series B warrants, and 3,443,388 of the Series C warrants remained outstanding as of December 31, 2025. Through June 30, 2026, none of the Series B warrants that were exercised for prefunded warrants in lieu of shares of common stock have been exercised for shares of common stock.

Each remaining Series C warrant became exercisable on June 1, 2026, with an exercise price of $10.50 per share of common stock, and will expire on December 2, 2026; provided that, if the closing sale price of the Company's common stock is below the exercise price on December 2, 2026, the exercise price will reset to the closing sale price on December 1, 2026 and the expiration time will be extended to December 31, 2026. As of June 30, 2026, no Series C warrants had been exercised and 3,443,388 Series C warrants remained outstanding.

The prefunded warrants and Series A warrants may be exercised for cash or on a net exercise or “cashless” basis, and the Series C warrants may be exercised for cash or on a net exercise or “cashless” basis in the event there is no effective registration statement or prospectus available which covers the Series C warrants and shares of common stock issuable upon exercise of the Series C warrants. There can be no assurance that any of the warrants that remain outstanding as of June 30, 2026 will be exercised for cash or at all, and it is possible that the common stock warrants may expire without being exercised. If all of the outstanding Series C warrants are exercised in cash at their current exercise price of $10.50 per warrant, the Company will receive up to $36.2 million in additional total gross proceeds by the end of 2026, before deducting underwriting discounts and commissions and any offering expenses.

Sales Agreement and “At-The-Market” Facility

In March 2025, the Company entered into an “at-the-market” (“ATM”) facility with Leerink Partners, LLC (“Leerink”) pursuant to which the Company could initially issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million through Leerink as sales agent. In May 2026, the Company filed a prospectus supplement to cover the offering, issuance and sale of up to a maximum of $14.5 million of the Company's common stock that may be issued and sold from time to time under the sales agreement with Leerink. During the three months ended June 30, 2026, the Company issued and sold 592,300 shares of its common stock pursuant to the sales agreement with Leerink at a weighted average price of $7.76 per share for aggregate gross proceeds of $4.6 million, before deducting underwriting discounts and commissions and any offering expenses.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance consists of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Stock options and unvested restricted stock units	3,140,559	2,963,086
Employee stock purchase plan	136,294	89,603
Common stock in process of settlement at period end	—	708,215
Prefunded warrants	13,107,620	8,502,224
Common stock warrants	8,205,921	8,206,109
Total shares reserved for future issuance	24,590,394	20,469,237

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 469,929 shares of common stock under the 2021 Plan. The 2021 Plan initially provided that the number of shares reserved and available for issuance under the 2021 Plan would be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. In June 2026, the Company's stockholders approved an amendment to the 2021 Plan (as amended, the “Amended and Restated 2021 Plan”), which had previously been adopted by the Company's board of directors subject to stockholder approval, to provide that, beginning on January 1, 2027 and continuing for each calendar year through January 1, 2031, the number of shares reserved and available for issuance under the Amended and Restated 2021 Plan will be cumulatively increased on January 1 of each calendar year in an amount equal to 5% of the sum of (i) the total number of shares of common stock outstanding and (ii) the total number of shares of common stock subject to prefunded warrants issued by the Company and outstanding on such date, or such lesser amount determined by the Company's board of directors. As of June 30, 2026, there were 354,198 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.

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

As of June 30, 2026, there were 324,098 shares of common stock available for future issuance under the 2025 Plan.

As of June 30, 2026, the Tranche 2 and Tranche 4 Stock Options contain outstanding performance conditions for which the likelihood of satisfying each of the performance conditions is considered probable.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Nasdaq Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 19,642 shares of the Company’s common stock for issuance under the 2022 Inducement Plan. The Company's board of directors approved amendments to the 2022 Inducement Plan to increase the number of shares of common stock reserved for issuance under the 2022 Inducement Plan by 35,714 shares in each of November 2024 and March 2025, an additional 32,485 shares in January 2026, and an additional 250,000 shares in June 2026. As of June 30, 2026, there were 318,692 shares of common stock available for future issuance under the 2022 Inducement Plan.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 20,859 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 41,718 shares of common stock per year). On January 1, 2026, the number of shares reserved for issuance under the 2021 ESPP was increased by 41,718 shares. During the three and six months ended June 30, 2026 and 2025, the Company issued 4,973 and 3,240 shares of common stock, respectively, under the 2021 ESPP. As of June 30, 2026, there were 136,294 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2026 and 2025, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$524	$346	$1,316	$735
General and administrative expense	1,074	1,005	2,493	2,151
Total stock-based compensation expense	$1,598	$1,351	$3,809	$2,886

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, Amended and Restated 2021 Plan, 2025 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2025	2,785,102	$14.40	9.1	$27
Granted	59,519	$8.15
Exercised	(151)	$7.70
Forfeited	(389,625)	$14.18
Outstanding as of June 30, 2026 (2)	2,454,845	$14.28	8.3	$129
Exercisable as of June 30, 2026 (2)	799,572	$19.39	6.6	$24

(1)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

(2)
The weighted-average exercise price per share of the options outstanding and exercisable as of June 30, 2026 includes the impact of the stock option repricing described below.

As of June 30, 2026, the Company had unrecognized stock-based compensation expense of $12.4 million related to stock options issued to employees and directors, including $7.1 million of unrecognized stock-based compensation expense related to awards with performance conditions for which the likelihood of satisfying such performance conditions are considered probable, which is expected to be recognized over a weighted-average period of 2.7 years.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2026 and 2025 was $6.50 per share and $10.08 per share, respectively. The following assumptions were used in determining the fair value of options granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.6 - 4.2%	3.9 - 4.4%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	100.2 - 103.0%	94.5 - 100.2%

Stock Option Repricing

In October 2025, the Company's board of directors approved a stock option repricing (the “Option Repricing”), which was effective upon stockholder approval on November 21, 2025 (the “Repricing Date”). The Option Repricing applied to all outstanding options to purchase shares of common stock of the Company granted to employees under the Company’s 2020 Plan, Amended and Restated 2021 Plan and 2022 Inducement Plan with an exercise price greater than $21.00 for members of the Company's executive team and $14.00 for all other employees (the “underwater options”) with grant dates prior to January 1, 2025 (the “Eligible Options”). The total number of shares of common stock underlying all Eligible Options was 354,200. Non-employee members of the Company’s board of directors were not eligible to participate in the Option Repricing. If such Eligible Options are exercised prior to the one-year anniversary of the Repricing Date (the "Retention Period"), the original exercise price must be paid.

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2025	23,866	$7.70
Granted	—	$—
Vested	(7,952)	$7.70
Forfeited	(3,090)	$7.70
Unvested as of June 30, 2026	12,824	$7.70

For each of the six months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of June 30, 2026, the Company had unrecognized stock-based compensation expense of $0.1 million related to these restricted stock units, which is expected to be recognized over 1.5 years.

10. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation includes prefunded warrants to purchase common stock, as the prefunded warrants are exercisable at any time for nominal cash consideration. As of June 30, 2026, 1,260,041 prefunded warrants have been exercised for common stock and 13,107,620 prefunded warrants are outstanding.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Six Months Ended
	June 30,
	2026	2025
Unvested restricted stock units	12,824	23,866
Outstanding stock options	2,454,845	818,173
Common stock warrants	8,205,921	14,287,787
Unvested employee stock purchase plan shares	5,254	4,453
Total common stock equivalents	10,678,844	15,134,279

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

Overview

We are a clinical-stage biotechnology company discovering and developing masked immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer. Leveraging our clinically-validated masking technology and capabilities, we are developing I-O therapies designed to selectively activate within the tumor microenvironment to achieve durable efficacy without the severe side effects associated with systemically active I-O agents. Our integrated biology and protein engineering approach enables us to design and develop highly potent, masked biologics that are activated, or unmasked, by tumor-specific proteases within the tumor microenvironment. We are currently advancing multiple programs in preclinical and clinical development, including: XTX501, a bispecific PD-1 / masked IL-2; multi-specific masked T cell engagers, or TCEs; and efarindodekin alfa, a masked IL-12. Our clinically-validated masking technology has enabled us to establish top-tier strategic partnerships, including with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead.

XTX501: bispecific PD-1 / masked IL-2

XTX501 is a novel bispecific PD-1 / masked IL-2 that has the potential to be a foundational backbone therapy for solid tumors, including in combination with other agents. XTX501 is designed to selectively stimulate PD-1 positive, antigen-experienced T cells and enhance their function while overcoming IL-2 receptor-mediated clearance, peripheral activity and tolerability issues associated with non-masked IL-2 agents. We received clearance from the U.S. Food and Drug Administration, or FDA, for our investigational new drug application, or IND, to proceed to a first-in-human, multi-center, open-label Phase 1/2 clinical trial for XTX501. We expect to initiate dosing in the Phase 1 portion of the trial in patients with metastatic non-small cell lung cancer, or NSCLC, and select advanced solid tumors in the second half of 2026, and we plan to report initial Phase 1 data in patients with metastatic NSCLC in the second half of 2027.

Masked T Cell Engager Programs

We are leveraging our proprietary, clinically-validated masking technology and modular TCE architectures to advance two wholly-owned masked TCE programs, as well as an additional masked TCE program in collaboration with AbbVie. Our masked TCEs are designed with a masked CD3 targeting domain and one or more tumor-associated antigen, or TAA, binding domains as part of the core molecule design. In addition, our modular architecture enables the incorporation of a co-stimulatory domain designed to further enhance potency and durability of T cell response, as well as the potential to mask the TAA binding domain(s) and/or mask the co-stimulatory signaling domain. Upon tumor-selective activation, our TCE molecules are designed to release a potent, short half-life TCE in the tumor microenvironment.

We are advancing IND-enabling studies for a potential first-in-class masked TCE program targeting CLDN18.2 and a potential first-in-class multi-specific, masked TCE program targeting PSMA and STEAP1 with built-in co-stimulatory signaling. CLDN18.2 is a TAA expressed in gastrointestinal cancers (gastric, pancreatic and esophageal), and PSMA and STEAP1 are TAAs expressed in prostate cancer. We plan to submit INDs for our CLDN18.2 and PSMA+STEAP1 programs in the second half of 2027.

Efarindodekin alfa: masked IL-12

We are evaluating efarindodekin alfa as a monotherapy in an ongoing Phase 2 clinical trial in patients with advanced solid tumors under our license agreement with Gilead and expect to deliver an option data package to Gilead in the first half of 2027.

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

Since inception, we have incurred significant operating losses, including net losses of $15.9 million and $29.1 million for the six months ended June 30, 2026 and 2025, respectively, and a net loss of $35.0 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $434.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of June 30, 2026, we had cash and cash equivalents of $136.0 million. In the second quarter of 2026, we achieved a $6.0 million development milestone related to the collaboration agreement with AbbVie, which we received in the third quarter of 2026. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2026, together with the $6.0 million development milestone achieved under the AbbVie collaboration in the second quarter of 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. This estimate excludes up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price and any potential additional milestone payments, option-related fees or other contingent payments under our collaboration and license agreements with AbbVie and Gilead, including up to $31.0 million in near-term milestones and option extension fees that could be achieved under the AbbVie collaboration through the first half of 2027.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific deliverables using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated balance sheets as prepaid expenses or accrued research and development expenses. We record cost-sharing payments under our clinical trial collaboration with Roche as a reduction of research and development costs upon the achievement of each study development event specified in the clinical supply agreement. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized as assets, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Other Income (Expense), Net

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities consists of the gain or loss recorded upon the revaluation at each reporting period of the common stock warrant liabilities in connection with the June 2025 follow-on offering.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned from our cash and cash equivalents, and for the three and six months ended June 30, 2025 also consists of the portion of the issuance costs we incurred in connection with the June 2025 follow-on offering, which were allocated to the common stock warrant liabilities.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025	Change
Revenue
Collaboration and license revenue	$18,692	$8,084	$10,608
Total revenue	18,692	8,084	10,608
Operating expenses
Research and development	$14,559	$15,330	$(771)
General and administrative	7,624	7,120	504
Total operating expenses	22,183	22,450	(267)
Loss from operations	(3,491)	(14,366)	10,875
Other income (expense), net
Change in fair value of common stock warrant liabilities	(3,940)	(50)	(3,890)
Other income (expense), net	1,058	(1,428)	2,486
Total other income (expense), net	(2,882)	(1,478)	(1,404)
Net loss	$(6,373)	$(15,844)	$9,471

Collaboration and License Revenue

Collaboration and license revenue increased by $10.6 million from $8.1 million for the three months ended June 30, 2025 to $18.7 million for the three months ended June 30, 2026. The increase was due to an increase in collaboration and license revenue recognized under our collaboration and license agreements with AbbVie and Gilead.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025	Change
XTX501	$1,288	$1,595	$(307)
efarindodekin alfa	1,633	1,825	(192)
vilastobart	1,351	4,103	(2,752)
Other early programs and indirect research and development	4,724	3,006	1,718
Personnel-related	5,563	4,801	762
Total research and development expenses	$14,559	$15,330	$(771)

Research and development expenses decreased by $0.8 million from $15.3 million for the three months ended June 30, 2025 to $14.6 million for the three months ended June 30, 2026. The changes in research and development expenses were primarily due to the following:

•
other early programs and indirect research and development costs increased by $1.7 million, primarily driven by an increase in external expenses related to preclinical research and development activities, including costs related to our masked TCE programs targeting CLDN18.2 and PSMA+STEAP1 and our AbbVie collaboration;

•
personnel-related costs increased by $0.8 million, primarily driven by a $0.6 million increase in salaries, bonuses and benefits due to higher research and development headcount and a $0.2 million increase in stock-based compensation;
•
efarindodekin alfa costs decreased by $0.2 million, primarily driven by a decrease in clinical development activities related to our ongoing Phase 2 clinical trial;
•
XTX501 costs decreased by $0.3 million, primarily driven by a $0.3 million decrease in manufacturing activities related to IND-enabling studies and a $0.2 million decrease in preclinical development activities, partially offset by a $0.2 million increase in clinical trial startup activities related to our Phase 1/2 clinical trial for XTX501; and
•
vilastobart costs decreased by $2.8 million, primarily driven by a decrease in clinical development activities related to our Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025	Change
Personnel-related	$4,412	$4,131	$281
Professional and consulting fees	2,401	2,189	212
Facility-related and other general and administrative expenses	811	800	11
Total general and administrative expenses	$7,624	$7,120	$504

General and administrative expenses increased by $0.5 million from $7.1 million for the three months ended June 30, 2025 to $7.6 million for the three months ended June 30, 2026. The changes in general and administrative expenses were primarily due to the following:

•
personnel-related costs increased by $0.3 million, primarily driven by an increase in salary, severance and recruiting costs, partially offset by a decrease in discretionary bonus costs; and
•
professional and consulting fees increased by $0.2 million, primarily driven by an increase in other professional costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the three months ended June 30, 2026 was due to a loss of $3.9 million resulting from the increase in the fair value of the common stock warrant liabilities between March 31, 2026 and June 30, 2026, which was primarily driven by an, increase in the price per share of our common stock.

Other Income (Expense), Net

Other income (expense), net, increased by $2.5 million from other expense of $1.4 million for the three months ended June 30, 2025 to other income of $1.1 million for the three months ended June 30, 2026. The increase in other income (expense), net was primarily due to an increase in interest income due to a higher average cash balance and the $2.3 million in issuance costs we incurred in connection with the June 2025 follow-on offering, which were allocated to the common stock warrant liabilities, for which there was no comparable cost for the three months ended June 30, 2026.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025	Change
Revenue
Collaboration and license revenue	$31,340	$11,014	$20,326
Total revenue	31,340	11,014	20,326
Operating expenses
Research and development	$34,391	$23,596	$10,795
General and administrative	14,552	15,635	(1,083)
Total operating expenses	48,943	39,231	9,712
Loss from operations	(17,603)	(28,217)	10,614
Other income (expense), net
Change in fair value of common stock warrant liabilities	(640)	(50)	(590)
Other income (expense), net	2,341	(842)	3,183
Total other income (expense), net	1,701	(892)	2,593
Net loss	$(15,902)	$(29,109)	$13,207

Collaboration and License Revenue

Collaboration and license revenue increased by $20.3 million from $11.0 million for the six months ended June 30, 2025 to $31.3 million for the six months ended June 30, 2026. The increase was due to an increase in collaboration and license revenue recognized under our collaboration and license agreements with AbbVie and Gilead.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025	Change
XTX501	$7,432	$2,065	$5,367
efarindodekin alfa	3,034	2,803	231
vilastobart	2,434	3,910	(1,476)
Other early programs and indirect research and development	9,938	5,433	4,505
Personnel-related	11,553	9,385	2,168
Total research and development expenses	$34,391	$23,596	$10,795

Research and development expenses increased by $10.8 million from $23.6 million for the six months ended June 30, 2025 to $34.4 million for the six months ended June 30, 2026. The changes in research and development expenses were primarily due to the following:

•
XTX501 costs increased by $5.4 million, primarily driven by a $2.6 million increase in manufacturing activities related to IND-enabling studies, a $1.6 million increase related to clinical trial startup activities for our Phase 1/2 clinical trial for XTX501 and a $1.0 million increase in preclinical development activities;
•
other early programs and indirect research and development costs increased by $4.5 million, primarily driven by an increase in external expenses related to preclinical research and development activities, including costs related to our masked TCE programs targeting CLDN18.2 and PSMA+STEAP1 and our AbbVie collaboration;
•
personnel-related costs increased by $2.2 million, primarily driven by a $1.6 million increase in salaries, bonuses and benefits due to higher research and development headcount and a $0.6 million increase in stock-based compensation;

•
efarindodekin alfa costs increased by $0.2 million, primarily driven by an increase in clinical development activities related to our ongoing Phase 2 clinical trial; and
•
vilastobart costs decreased by $1.5 million, primarily driven by a decrease in clinical development activities related to our Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025	Change
Personnel-related	$8,584	$8,574	$10
Professional and consulting fees	4,398	5,426	(1,028)
Facility-related and other general and administrative expenses	1,570	1,635	(65)
Total general and administrative expenses	$14,552	$15,635	$(1,083)

General and administrative expenses decreased by $1.1 million from $15.6 million for the six months ended June 30, 2025 to $14.6 million for the six months ended June 30, 2026. The changes in general and administrative expenses were primarily due to a decrease of $1.0 million in legal fees and other professional costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the six months ended June 30, 2026 was due to a loss of $0.6 million resulting from the increase in the fair value of the common stock warrant liabilities between December 31, 2025 and June 30, 2026, which was primarily driven by an increase in the price per share of our common stock.

Other Income (Expense), Net

Other income (expense), net, increased by $3.2 million from other expense of $0.8 million for the six months ended June 30, 2025 to other income of $2.3 million for the six months ended June 30, 2026. The increase in other income (expense), net was primarily due to an increase in interest income due to a higher average cash balance, partially offset by the $2.3 million in issuance costs we incurred in connection with the June 2025 follow-on offering, which were allocated to the common stock warrant liabilities, for which there was no comparable cost for the three months ended June 30, 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in preclinical or early clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily from proceeds raised through private placements of equity securities; sales of common stock in our IPO and through “at-the-market” offerings; the sale of prefunded warrants in our June 2025 and February 2026 follow-on offerings; the exercise of certain common stock warrants issued in connection with our June 2025 follow-on offering; development event payments under our co-funded clinical trial collaboration with Roche for vilastobart; and upfront and milestone payments under our collaboration and license agreements with AbbVie and Gilead. All of our programs are in early clinical or preclinical development. As a result, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable.

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

In May 2026, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on May 29, 2026 (333-295785), or the 2026 Form S-3. In May 2026, we filed a prospectus supplement to our prospectus in the 2026 Form S-3 to cover the offering, issuance and sale by us of up to a maximum of $14.5 million of our common stock that may be issued and sold from time to time under our sales agreement with Leerink.

During the three months ended June 30, 2026, we issued and sold 592,300 shares of our common stock pursuant to the sales agreement with Leerink at a weighted average price of $7.76 per share for aggregate gross proceeds of $4.6 million, before deducting underwriting discounts and commissions and any offering expenses.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(41,105)	$14,501
Investing activities	(575)	(423)
Financing activities	40,201	52,194
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,479)	$66,272

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

During the six months ended June 30, 2026, net cash used in operating activities of $41.1 million was primarily driven by net changes in operating assets and liabilities of $30.3 million and our net loss of $15.9 million, partially offset by $3.8 million of stock-based compensation expense, the $0.6 million loss recorded on the change in fair value of our common stock warrant liabilities and $0.6 million of depreciation and amortization expense.

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

Investing Activities

During the six months ended June 30, 2026 and 2025, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities of $40.2 million primarily consisted of proceeds from the sale of prefunded warrants through a follow-on offering and proceeds from the sale and issuance of common stock through our ATM program.

During the six months ended June 30, 2025, net cash provided by financing activities of $52.2 million consisted of proceeds from the sale of prefunded warrants and common stock warrants through our June 2025 follow-on offering, proceeds from the sale and issuance of common stock to AbbVie in a private placement and proceeds from the sale and issuance of common stock through our ATM program.

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

As of June 30, 2026, we had cash and cash equivalents of $136.0 million. In the second quarter of 2026, we achieved a $6.0 million development milestone related to the collaboration agreement with AbbVie, which we received in the third quarter of 2026. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2026, together with the $6.0 million development milestone achieved under our AbbVie collaboration in the second quarter of 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. This estimate excludes up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price and any potential additional milestone payments, option-related fees or other contingent payments under our collaboration and license agreements with AbbVie and Gilead, including up to $31.0 million in near-term milestones and option extension fees that could be achieved under the AbbVie collaboration through the first half of 2027.

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

Our future capital requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•
the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, efarindodekin alfa and XTX501, and ongoing preclinical development for our current and future product candidates;
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

Contractual Obligations

During the six months ended June 30, 2026, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of June 30, 2026, we had cash and cash equivalents of $136.0 million. In the second quarter of 2026, we achieved a $6.0 million development milestone under our AbbVie collaboration, which we received in the third quarter of 2026. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of June 30, 2026, together with the $6.0 million development milestone achieved under our AbbVie collaboration in the second quarter of 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. This estimate excludes up to $36.2 million in additional gross proceeds in the second half of 2026 if all outstanding Series C warrants are exercised at their current exercise price and any potential additional milestone payments, option-related fees or other contingent payments under our collaboration and license agreements with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead, including up to $31.0 million in near-term milestones and option extension fees that could be achieved under the AbbVie collaboration through the first half of 2027. In addition, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate and may need to seek additional capital sooner than anticipated.

Our future capital requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•
the scope, progress, results and costs of research and development for our current and future product candidates, including our current and planned clinical trials for our clinical-stage product candidates, efarindodekin alfa and XTX501, and ongoing preclinical development for our current and future product candidates;
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

Since inception, we have incurred significant operating losses, including net losses of $15.9 million and $29.1 million for the six months ended June 30, 2026 and 2025, respectively, and $35.0 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $434.7 million. We expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, masked immuno-oncology, or I-O, molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. We do not expect to generate any revenue from the sale of products for a number of years, if at all, and any such revenue will not be realized unless and until we obtain marketing approval for and successfully launch and commercialize a product candidate. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

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

Even if we generate taxable income in the future, our ability to use our NOL carryforwards and tax attributes may nevertheless be limited. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income is subject to limitations. We have experienced ownership changes as defined by Sections 382 and 383 of the Code. As a result of these changes and any future ownership changes, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset such taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations.

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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current or future product candidates, including our current clinical-stage product candidates, efarindodekin alfa and XTX501. We are currently evaluating efarindodekin alfa as a monotherapy in an ongoing Phase 2 clinical trial in patients with certain advanced solid tumors. For XTX501, we expect to initiate dosing in the Phase 1 trial in patients with metastatic non-small cell lung cancer, or NSCLC, and select advanced solid tumors in the second half of 2026. We also have a portfolio of programs that are in earlier stages of development and may never advance to clinical-stage development, including our wholly-owned preclinical programs for a multi-specific masked T cell engager targeting PSMA+STEAP1, and a masked T cell engager targeting CLDN18.2 as well as an additional masked T cell engager program in collaboration with AbbVie.

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

All our product candidates are still in the early clinical stage or preclinical stage of development, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current or future preclinical programs, including without limitation, the planned INDs for our masked T cell engager programs targeting CLND18.2 and PSMA+STEAP1, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies for each of our clinical stage product candidates, we do not know whether these product candidates will perform in our clinical trials as they have performed in these prior preclinical studies. Similarly, there can be no assurance that early, interim or preliminary clinical data or results will be predictive of or replicated in future clinical data or results, including without limitation, the data reported to date for our Phase 1 clinical trial for efarindodekin alfa. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials, including our Phase 2 clinical trial evaluating efarindodekin alfa as a monotherapy and our Phase 1/2 clinical trial to evaluate XTX501 in patients with NSCLC and select advanced solid tumors, will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events leading up to, during or as a result of clinical trials that could delay or prevent the initiation or completion of a clinical trial or our ability to receive marketing approval or commercialize our product candidates, including:

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported data from our Phase 1 clinical trial for efarindodekin alfa in November 2025 at the Society for Immunotherapy of Cancer (SITC) 40th Annual Meeting. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our technological approaches. While we have had favorable preclinical and early clinical results related to certain of our clinical-stage product candidates, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in current or future clinical trials or in obtaining marketing approval thereafter. We rely on matrix metalloproteases, or MMPs, and other tumor-specific proteases to activate our molecules within the tumor microenvironment. If protease activity in human tumors is not sufficient to cleave the masking protein domain, the potential efficacy of our product candidates would be limited. We have no assurance that our product candidates will successfully progress through clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in developing our initial product candidates and our future success is highly dependent on the outcome of our ongoing clinical trials and the successful development of our technology and product candidates.

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

We have relied on WuXi Biologics in China to manufacture and supply certain raw materials used in our product candidates, and we expect to continue to use WuXi Biologics as our CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID‑19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the U.S. may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, CDMOs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. For example, in December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern, or BCCs; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the Department of Defense/War 1260H list of “Chinese military companies” as a BCC. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. Subsequently, on June 8, 2026, the Department of Defense/War released an updated version of the 1260H list, which included WuXi AppTec, along with two other biotechnology companies (Complete Genomics and Novogene). WuXi AppTec has challenged its designation as a Chinese military company and litigation remains ongoing. Since WuXi AppTec was just added to the list, it will be covered under a five-year grandfather clause that allows any contracts signed before the effective date of the ban to be protected through 2031. Moreover, while WuXi Biologics was originally the biologics division of WuXi AppTec, they are now operationally independent companies. As a result, we do not expect the recent 1260H listing of WuXi AppTec to impact WuXi Biologics and the services it currently provides to us. Nonetheless, the U.S. government has authority to add additional entities of concern to the 1260H list, and there is a risk that such a future listing could include WuXi Biologics.

Separately from our reliance on WuXi Biologics for manufacturing, we engage WuXi AppTec to perform a significant portion of the nonclinical and IND-enabling studies for our product candidates. However, because we do not use WuXi AppTec’s services in the performance of any U.S. government contract, and do not rely on U.S. government grant or loan funds for such services, we do not expect the listing of WuXi AppTec to have a material impact on our operations, and we believe we could transition these services to alternative providers in a timely manner, if necessary. Nonetheless, if we were to seek or rely on U.S. government contracts, grants, or loans in the future, or if the U.S. government were to expand the restrictions applicable to entities on the 1260H list (including through WuXi AppTec’s potential designation under other U.S. restricted party regimes) and we were unable to transition these services on a timely and cost-effective basis, such developments could adversely affect our business.

Any disruption in China or the U.S. that significantly impacts WuXi Biologics, WuXi AppTec or other third parties with whom we conduct business now or in the future, including CROs that provide services for our research and development programs, or manufacturers that produce and export raw or manufactured materials in adequate quantities to meet our needs, could impair our ability to operate our business on a day-to-day basis and impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic or geopolitical conditions, including sanctions in China or against certain Chinese companies; changes in U.S. export laws or the imposition by the U.S. of trade barriers; sanctions; limitations on uses of U.S. government executive agency contract, grant or loan funds; or other restrictions on doing business with certain Chinese companies, including WuXi Biologics, which could have a material adverse effect on our business. Additionally, we may be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

We rely, and expect to continue to rely, on third parties, including but not limited to, CROs and research and clinical trial sites to ensure our IND-enabling studies and clinical trials are conducted properly and on time, and we expect to rely in the future on third-party vendors for additional research programs as well as other functions. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party vendors’ activities. Nevertheless, we will be responsible for ensuring that each of these studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the third-party vendors does not relieve us of our regulatory responsibilities.

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

If our current or future collaborations, licenses or similar transactions do not result in the successful development and commercialization of product candidates, including if one of our current or future collaborators or licensors terminates its agreement with us, we may not receive any future payments for which we might otherwise be eligible under such agreement or we may incur significant costs in re-establishing the development and manufacturing of such product candidates. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop such product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensor or for us to attract new collaborators or licensors, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this “Risk Factors” section apply to the activities of our collaborators or licensors.

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

We are developing our clinical-stage product candidates for the treatment of cancer and have not completed clinical development or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

•
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
•
With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. However, we are aware of other companies that have masked T cell engager programs in development for PSMA, including but not limited to Janux Therapeutics, Inc. and Vir Biotechnology, Inc., and at least one other company, Werewolf Therapeutics, Inc., that has a masked T cell engager program in development for STEAP1. To our knowledge, there are no companies currently developing a masked T cell engager program targeting both PSMA and STEAP1 or a masked T cell engager program for CLDN18.2. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including but not limited to AstraZeneca PLC, Lunan Pharmaceutical Group Co. Ltd., Qilu Pharmaceutical Co. and Xencor, Inc. (licensed to Astellas Pharma Inc.), for PSMA, including but not limited to GSK plc, Regeneron Pharmaceuticals, Inc. and Xencor, Inc. (licensed to Johnson & Johnson), and for STEAP1, including but not limited to Xencor, Inc. (licensed to Amgen Inc.) and Shanghai Henlius Biotech, Inc.
•
With respect to efarindodekin alfa, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several companies that have systemically delivered IL-12 programs in development, including but not limited to PDS Biotechnology Corporation, Philogen S.p.A., Shanghai KangaBio Co., Ltd. and Werewolf Therapeutics, Inc.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on new legislation and decisions by the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court, in the case Amgen v. Sanofi, held that broad functional antibody claims are invalid for lack of enablement. In addition, in Juno v. Kite, the U.S. Court of Appeals for the Federal Circuit held claims reciting broad antibody genus based on function invalid for lack of written description. In 2023 and 2024, respectively, the Federal Circuit issued precedential decisions in In re Cellect and Allergan v. MSN that could shorten or eliminate an extended patent term awarded under patent term adjustment in certain patent family members if challenged on the basis of obviousness-type double patenting. Recently, the Federal Circuit in Teva Pharmaceuticals v. Eli Lilly held that method-of-treatment claims reciting a genus of antibodies for a new therapeutic use satisfied the written description and enablement requirements if the claimed antibody genus was well-known in the art. Additionally, the U.S. Supreme Court in Hikma Pharmaceuticals USA, Inc. v. Amarin Pharma, Inc. held that induced infringement of pharmaceutical method-of-use patents generally requires affirmative acts encouraging infringement, and that the mere marketing of a product with a “skinny label” is insufficient. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks described in this “Risk Factors” section with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately obtain or protect this intellectual property, our ability to commercialize products could suffer.

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

Further, the FDA may determine that we must provide additional evidence and data before approving a BLA for our product candidates. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). In most cases, the default requirement for FDA approval of a new product is one adequate and well-controlled pivotal clinical trial plus confirmatory evidence. However, in the event that we submit a BLA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application, and the FDA could require us to conduct an additional trial in support of the BLA.

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

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, on July 14, 2025, following litigation reaching the U.S. Supreme Court, the current administration began to carry out layoffs across HHS, including at the FDA. The loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. In November 2025, Congress agreed to provide full-year funding for the FDA through September 30, 2026, at a slight decrease compared to previous spending levels. There were several reports in 2025 of the FDA failing to meet its Prescription Drug User Fee Act, or PDUFA, goal dates for approval of a new drug application, or NDA, or BLA due to heavy workload and limited resources.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. For example, in September 2021, the U.S. Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Subsequently, in another case, a federal district court in Washington, D.C., followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such designated rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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

On June 6, 2023, Merck & Co., or Merck, filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. Every court that has thus far considered substantive challenges to the Medicare drug price negotiation program has ruled against the pharmaceutical industry, dismissing both constitutional and statutory arguments. We expect that current or future litigation involving provisions of the IRA will have unpredictable and uncertain results on the implementation and impact of the IRA on the biotechnology industry generally, as well as our business and current or future products.

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

In 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners, which included a number of reciprocal and country-specific tariffs under the International Emergency Economic Powers Act, or the IEEPA. In February 2026, the U.S. Supreme Court held that the IEEPA does not authorize the President to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs. The President subsequently invoked Section 122 of the Trade Act of 1974, or the Trade Act, to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports. The tariffs imposed under Section 122 are temporary and valid for 150 days without congressional approval. On May 7, 2026, the U.S. Court of International Trade ruled that these tariffs were unlawful and issued a permanent injunction for certain named private party plaintiffs and the State of Washington. The U.S. government appealed to the U.S. Court of Appeals for the Federal Circuit and, on June 11, 2026, the Federal Circuit stayed enforcement of the lower court’s permanent injunction pending further appeals.

In addition, the U.S. Trade Representative is currently conducting two investigations under Section 301 of the Trade Act, which may also result in additional tariffs. In June 2026, in one such investigation, it proposed additional tariffs of 10% to 12.5% on products of 60 economies determined to have failed to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. These proposed tariffs remain subject to an ongoing notice-and-comment process and have not yet taken effect, and the second investigation into structural excess capacity and production in manufacturing sectors remains ongoing.

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

On April 2, 2026, the administration issued a proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. Specifically, beginning July 31, 2026, a

100% tariff will apply to pharmaceutical articles classified in certain 10-digit harmonized tariff, or HTS, codes that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, or are listed in the FDA’s Lists of Licensed Biological Products, or the Purple Book, unless a relevant exemption applies. The 100% tariff also applies to active pharmaceutical ingredients, or APIs, and key starting materials for such articles. For companies like ours that are not listed in the annexes to the proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. government), the Section 232 tariffs will be effective on September 29, 2026. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Lichtenstein and the U.K. Certain categories of products are exempt from these tariffs, including, but not limited to, generic pharmaceuticals and biosimilars; specified U.S.-origin pharmaceutical products; and products classified in certain HTS codes, listed in Annex IV of the proclamation. Other products likely to be exempt from the tariffs include drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce.

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

We depend on our information technology systems and those of our third-party service providers, and any failure of these systems could harm our business. Security breaches, loss of data, inability to access systems, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability or competitive or reputational harm, which could adversely affect our business, results of operations and financial condition. In addition, artificial intelligence, or AI, presents emerging risks and challenges that may impact our business.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, supply chain attacks, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, attackers may use AI and machine learning to launch more automated, targeted and coordinated attacks against targets. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. We also may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.

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

We also face additional emerging risks associated with the use of generative AI and related technologies, which we have implemented, and may further expand, into our operations. The development and use of AI, combined with an uncertain regulatory environment, introduce risks and challenges that may result in reputational harm, liability, or other adverse consequences to our business operations. In addition, we may face competitive risks if we fail to adopt AI or other machine learning technologies in a timely fashion. AI algorithms may be flawed, datasets may be insufficient or biased and overreliance on AI or dependence on a specific model or vendor may limit our flexibility, increase costs, or expose us to operational risks if the AI provider modifies or discontinues its services or increases its costs. AI use could lead to noncompliance with applicable laws and regulations, threats to intellectual property rights, including the leakage of our proprietary information and the risk that AI-generated outputs may infringe third-party intellectual property rights. In addition, the providers of these AI tools may not meet existing or future regulatory or industry standards with respect to privacy and data protection. All of these risks also apply to our vendors who use AI and who may incorporate AI tools into their offerings without disclosing this use to us. If we, our vendors, or our third-party partners experience an actual or perceived breach or other privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Additionally, several states have passed laws to regulate the use of AI and the regulatory environment is rapidly evolving at the state, federal, and international levels, which creates potential compliance and enforcement risk. Any of these developments in AI could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

•
the reverse stock split of our common stock, which became effective March 13, 2026;
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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K (File No. 001-40925), filed with the Securities and Exchange Commission on March 23, 2026)

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

10.1

Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule DEF 14A, filed with the Securities and Exchange Commission on April 28, 2026)

10.2*	Third Amended and Restated 2022 Inducement Stock Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

XILIO THERAPEUTICS, INC.

Date: August 12, 2026	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)