Form 10-Q
period 2026-09-30
Xilio Therapeutics, Inc.
filed 2026-11-10
CIK 1840233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of the registrant's common stock, $0.0001 par value per share, outstanding on November 6, 2026: 7,063,982

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
•
the potential receipt of up to $36.2 million in additional gross proceeds in the fourth quarter of 2026 if all outstanding Series C common stock warrants issued in connection with our June 2025 follow-on offering are exercised at their current exercise price of $10.50 per warrant;
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

•
developments relating to or impacting our competitors and our industry;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XILIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$122,182	$137,531
Collaboration and license agreement receivable	—	5,000
Prepaid expenses and other current assets	4,316	2,496
Total current assets	126,498	145,027
Restricted cash	1,825	1,807
Property and equipment, net	3,086	3,892
Operating lease right-of-use asset	3,423	3,959
Total assets	$134,832	$154,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$753	$3,168
Accrued expenses	9,171	11,739
Deferred revenue, current portion	15,407	40,023
Operating lease liability, current portion	1,468	1,343
Total current liabilities	26,799	56,273
Deferred revenue, net of current portion	9,927	20,635
Operating lease liability, net of current portion	4,492	5,611
Common stock warrant liabilities	25,380	29,560
Liabilities to issue common stock	—	7,333
Total liabilities	66,598	119,412
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 6,587,811 shares issued and outstanding at September 30, 2026; 4,530,641 shares issued and outstanding at December 31, 2025	1	—
Additional paid-in capital	508,872	454,062
Accumulated deficit	(440,639)	(418,789)
Total stockholders’ equity	68,234	35,273
Total liabilities and stockholders’ equity	$134,832	$154,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Collaboration and license revenue	$9,984	$19,066	$41,324	$30,080
Total revenue	9,984	19,066	41,324	30,080
Operating expenses
Research and development	$14,805	$14,321	$49,196	$37,917
General and administrative	6,928	6,674	21,480	22,309
Total operating expenses	21,733	20,995	70,676	60,226
Loss from operations	(11,749)	(1,929)	(29,352)	(30,146)
Other income (expense), net
Change in fair value of common stock warrant liabilities	4,820	(15,380)	4,180	(15,430)
Other income, net	981	1,022	3,322	180
Total other income (expense), net	5,801	(14,358)	7,502	(15,250)
Net loss and comprehensive loss	$(5,948)	$(16,287)	$(21,850)	$(45,396)
Net loss per share, basic and diluted	$(0.30)	$(1.58)	$(1.18)	$(6.03)
Weighted average common shares outstanding, basic and diluted	19,687,818	10,293,347	18,492,240	7,524,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended September 30, 2026 and 2025

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2026	6,580,149	$1	$506,954	$(434,691)	$72,264
Issuance of common stock in connection with the exercise of prefunded warrants	7,501	—	—	—	—
Exercise of stock options	161	—	—	—	—
Stock-based compensation expense	—	—	1,918	—	1,918
Net loss	—	—	—	(5,948)	(5,948)
Balance at September 30, 2026	6,587,811	$1	$508,872	$(440,639)	$68,234

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2025	3,701,952	$—	$419,931	$(412,862)	$7,069
Exercise of stock options	78	—	—	—	—
Stock-based compensation expense	—	—	1,123	—	1,123
Net loss	—	—	—	(16,287)	(16,287)
Balance at September 30, 2025	3,702,030	$—	$421,054	$(429,149)	$(8,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2026 and 2025

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	4,530,641	$—	$454,062	$(418,789)	$35,273
Issuance of prefunded warrants in connection with a follow-on offering, net of issuance costs	—	—	37,256	—	37,256
Issuance of common stock to settle the liabilities to issue common stock	708,223	1	7,332	—	7,333
Issuance of common stock in connection with the exercise of prefunded warrants	743,410	—	—	—	—
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	592,300	—	4,458	—	4,458
Issuance of common stock under employee stock purchase plan	4,973	—	36	—	36
Vesting of restricted stock units	7,952	—	—	—	—
Exercise of stock options	312	—	1	—	1
Stock-based compensation expense	—	—	5,727	—	5,727
Net loss	—	—	—	(21,850)	(21,850)
Balance at September 30, 2026	6,587,811	$1	$508,872	$(440,639)	$68,234

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	3,268,299	$—	$401,351	$(383,753)	$17,598
Issuance of prefunded warrants in connection with a follow-on public offering, net of issuance costs	—	—	10,818	—	10,818
Issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	310,559	—	2,810	—	2,810
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	110,747	—	2,017	—	2,017
Issuance of common stock under employee stock purchase plan	3,240	—	40	—	40
Vesting of restricted stock units	7,952	—	—	—	—
Exercise of stock options	1,233	—	9	—	9
Stock-based compensation expense	—	—	4,009	—	4,009
Net loss	—	—	—	(45,396)	(45,396)
Balance at September 30, 2025	3,702,030	$—	$421,054	$(429,149)	$(8,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XILIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,850)	$(45,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	996	1,218
Stock-based compensation expense	5,727	4,009
Change in fair value of common stock warrant liabilities	(4,180)	15,430
Issuance costs allocated to common stock warrant liabilities	—	2,284
Changes in operating assets and liabilities:
Collaboration and license agreement receivable	5,000	(17,500)
Prepaid and other assets	(1,283)	2,580
Accounts payable	(1,973)	(276)
Accrued expenses and other liabilities	(2,012)	(1,907)
Deferred revenue	(35,324)	36,564
Net cash used in operating activities	(54,899)	(2,994)
Cash flows from investing activities:
Purchases of property and equipment	(633)	(423)
Net cash used in investing activities	(633)	(423)
Cash flows from financing activities:
Proceeds from issuance of prefunded warrants in connection with a follow-on offering, net of issuance costs	37,256	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	4,458	2,017
Proceeds from issuance of prefunded warrants and common stock warrants in connection with a follow-on offering, net of issuance costs	—	47,033
Proceeds from issuance of common stock in connection with the AbbVie stock purchase agreement, net of issuance costs	—	2,810
Proceeds from issuance of common stock under employee stock purchase plan	36	40
Proceeds from exercise of stock options	1	9
Payments of issuance costs included in accounts payable or accrued expenses at prior year end	(1,550)	—
Net cash provided by financing activities	40,201	51,909
(Decrease) increase in cash, cash equivalents and restricted cash	(15,331)	48,492
Cash, cash equivalents and restricted cash, beginning of period	139,338	57,073
Cash, cash equivalents and restricted cash, end of period	$124,007	$105,565
Supplemental disclosure of non-cash activities:
Settlement of liabilities to issue common stock by issuing common stock	$7,332	$—
Reconciliation to amounts within the consolidated balance sheets:
Cash and cash equivalents	$122,182	$103,764
Restricted cash	1,825	1,801
Cash, cash equivalents and restricted cash, end of period	$124,007	$105,565

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

Since its inception, the Company has devoted substantially all of its financial resources and efforts to research and development activities. As of September 30, 2026, the Company had an accumulated deficit of $440.6 million and has incurred significant operating losses, including net losses of $21.9 million and $45.4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to advance its product candidates through clinical trials, maintains the infrastructure necessary to support these activities and continues to incur costs associated with operating as a public company.

As of September 30, 2026, the Company had cash and cash equivalents of $122.2 million. Based on its current operating plans, the Company anticipates that its existing cash and cash equivalents as of September 30, 2026 will be sufficient to enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of the issuance of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2026 and the results of its operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any future period.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenue and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Factors that may affect estimates include expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates of accounting reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, the valuation of the common stock warrant liabilities, the valuation of stock-based compensation, including stock options and restricted stock units, useful life of long-lived assets and income taxes. Actual results could differ from those estimates.

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

Segments

The Company has one operating and reportable segment, the consolidated Company operations, reflecting the integrated nature of its business focused on discovering and developing masked I-O therapies. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM allocates resources and assesses performance on a consolidated basis, focused on the Company’s cash resources and an assessment of the probability of success of its ongoing research and development activities. Resource allocation decisions are informed by forecasted cash expenditures and actual expenses incurred to date. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the condensed consolidated statements of operations and comprehensive loss, as the Company’s integrated operating model emphasizes shared resources and centralized decision-making.

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

In December 2025, the FASB issued Accounting Standards Update No. 2025-12, Codification Improvements (“ASU 2025-12”), to clarify ambiguities and improve consistency across multiple topics in the ASC). Key provisions of ASU 2025-12 include amendments to ASC 260, Earnings Per Share (“EPS”), to refine the treatment of anti-dilutive shares in year-to-date diluted EPS calculations when an entity experiences a loss from continuing operations. The amendments in ASU 2025-12 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in ASU 2025-12 in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. An entity should apply the amendments in ASU 2025-12 (except for the amendments to ASC 260, Earnings Per Share) using one of the following transition methods: (i) prospectively to all transactions recognized on or after the date that the entity first applies the amendments, or (ii) retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. An entity should apply the amendments in ASU 2025-12 related to ASC 260, Earnings Per Share on a retrospective basis for all periods presented. The Company is currently evaluating the potential impact of adopting ASU 2025-12 on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

Liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2026:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrants	$—	$—	$21,820	$21,820
Series C warrants	—	—	3,560	3,560
Total financial liabilities at September 30, 2026	$—	$—	$25,380	$25,380

Liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2025:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Series A warrants	$—	$—	$23,100	$23,100
Series C warrants	—	—	6,460	6,460
Total financial liabilities at December 31, 2025	$—	$—	$29,560	$29,560

See Note 8 to these condensed consolidated financial statements for more information on the Series A warrants and Series C warrants. The fair value of the common stock warrant liabilities is calculated utilizing a Black-Scholes option pricing model for the Series A warrants and a Monte Carlo simulation model for the Series C warrants. The Black-Scholes option pricing model and the Monte Carlo simulation model both require the use of assumptions, certain of which are not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The Black-Scholes pricing model and the Monte Carlo simulation model assumptions include the warrant exercise price, the expected term of the warrant, the current price of the Company’s common stock, expected volatility, the risk-free interest rate for the expected term of the warrant and expected dividend yield. The Monte Carlo simulation assumptions also include the potential impacts of the warrant strike price reset feature in the Series C warrants.

The following assumptions were used in determining the fair value of the Company’s common stock warrant liabilities as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Closing price of common stock	$9.05	$8.96
Warrant exercise price	$10.50	$10.50
Expected volatility	70%	70%
Risk free interest rate	4.91%	3.62%
Expected dividend yield	—	—
Expected term (in years)	0.17 - 3.68	0.92 - 4.43

The following table summarizes the changes in the fair market value of the Company’s common stock warrant liabilities, which are classified within the Level 3 fair value hierarchy:

			Total level 3
			financial
	Series A	Series C	liabilities
Balance at December 31, 2025	$23,100	$6,460	$29,560
Change in fair value of common stock warrant liabilities	(1,280)	(2,900)	(4,180)
Balance at September 30, 2026	$21,820	$3,560	$25,380

4. Property and Equipment, Net

Property and equipment, net consists of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Laboratory equipment	$6,975	$6,381
Furniture and fixtures	681	681
Leasehold improvements	5,160	5,124
Construction in process	—	459
Total property and equipment	12,816	12,645
Less: accumulated depreciation	(9,730)	(8,753)
Property and equipment, net	$3,086	$3,892

The Company recognized depreciation and amortization expense related to property and equipment of $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The Company recognized depreciation and amortization expense related to property and equipment of $1.0 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
External research and development	$3,648	$3,767
Personnel-related	4,740	5,733
Professional and consulting fees	634	2,156
Other	149	83
Total accrued expenses	$9,171	$11,739

6. Collaboration, License and Option Agreements

Collaboration, License and Option Agreement with AbbVie

In February 2025, Xilio Development entered into a collaboration, license and option agreement (the “Collaboration Agreement”) with AbbVie Group Holdings Limited (“AbbVie”) for up to four programs leveraging the Company’s proprietary masking technology and platform, consisting of (i) an exclusive license for a program to develop and commercialize a masked antibody-based immunotherapy (the “Collaboration Program”) and (ii) an exclusive option for (a) an initial program to discover, develop and commercialize masked T cell engager molecules for an agreed upon initial target and backup target (“Initial Option Program”), and (b) subject to the terms of the Collaboration Agreement, up to two additional programs (each, an “Additional Option Program” and together with the Initial Option Program, the “Option Programs”).

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

As of September 30, 2026, the Company has received $63.0 million in payments under the AbbVie agreements, consisting of a $42.0 million upfront cash payment under the Collaboration Agreement, $10.0 million in gross proceeds from the private placement under the stock purchase agreement and $11.0 million in development milestones related to the Collaboration Program. The Company is eligible to receive up to approximately $2.1 billion in additional contingent payments under the Collaboration Agreement, consisting of (i) up to $305.0 million in aggregate program nomination fees, preclinical development option extension fees and option fees for the Option Programs and (ii) up to $1.8 billion in aggregate development, regulatory and sales-based milestones for all Option Programs and the Collaboration Program. In addition, the Company is eligible to receive tiered royalties ranging in the high single digits on annual global net product sales for each of the Option Programs and is eligible to receive tiered royalties ranging in the mid-single digits on annual global net product sales for the Collaboration Program.

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

For purposes of ASC 606, the transaction price at the outset of the arrangement was determined to be $49.1 million, which consisted of the upfront cash payment of $42.0 million under the Collaboration Agreement and the $7.1 million premium on the sale of common stock to AbbVie Inc. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of a $5.0 million development milestone related to the Collaboration Program in the fourth quarter of 2025. During the nine months ended September 30, 2026, the overall transaction price was adjusted to include the achievement of a $6.0 million development milestone related to the Collaboration Program in the second quarter of 2026. All additional contingent payments are fully constrained as of September 30, 2026, as the achievement of the milestones underlying such contingent payments is based on either the Company or AbbVie’s ability to execute under the development plan which is not certain at contract inception. Accordingly, all such contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

For the three months ended September 30, 2026 and 2025, the Company recognized collaboration and license revenue of $7.2 million and $8.3 million, respectively, under the Collaboration Agreement and the stock purchase agreement with AbbVie. For the nine months ended September 30, 2026 and 2025, the Company recognized collaboration and license revenue of $27.9 million and $13.9 million, respectively, under the Collaboration Agreement and the stock purchase agreement with AbbVie. As of September 30, 2026, the Company recorded deferred revenue of $12.1 million, of which $2.2 million was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2026 depending on (i) the timing of services being provided for the Collaboration Program and the Initial Option Program and (ii) the timing of AbbVie’s exercise or expiration of the material rights.

License Agreement with Gilead Sciences, Inc.

In March 2024, Xilio Development entered into a license agreement (the “License Agreement”) with Gilead Sciences, Inc. (“Gilead”), pursuant to which it granted Gilead an exclusive global license to develop and commercialize efarindodekin alfa, the Company’s masked IL-12 product candidate, and specified other molecules directed to IL-12. Xilio Development is responsible for conducting clinical development for efarindodekin alfa through an initial Phase 2 clinical trial. Following the delivery by Xilio Development of a specified clinical data package for efarindodekin alfa related to the Phase 1 clinical trial and the initial Phase 2 clinical trial, Gilead can elect to transition responsibilities for the development and commercialization of efarindodekin alfa to Gilead, subject to the terms of the License Agreement and payment by Gilead of a $75.0 million transition fee.

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

The Company has received $72.5 million in payments under the Gilead agreements, consisting of the $30.0 million upfront cash payment under the License Agreement, $25.0 million in gross proceeds from private placements under the stock purchase agreement and a $17.5 million development milestone. As of September 30, 2026, the Company is eligible to receive up to $575.0 million in additional contingent payments, which consist of a $75.0 million transition fee if Gilead exercises its option for the IL-12 program and up to $500.0 million in specified development, regulatory and sales-based milestones after opt-in. In addition, the Company is eligible to receive tiered royalties ranging from high single digits to mid-teens on annual global net product sales.

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

For purposes of ASC 606, the transaction price of the License Agreement at the outset of the arrangement was determined to be $39.1 million, which consisted of the upfront cash payment of $30.0 million under the License Agreement and the $9.1 million premium on the sale of common stock to Gilead in the initial private placement, which was allocated to the single combined performance obligation. The Company used the most likely amount method to estimate variable consideration. During the year ended December 31, 2025, the overall transaction price was adjusted to include the achievement of the $17.5 million development milestone in the third quarter of 2025. All additional contingent payments are fully constrained as of September 30, 2026, as the achievement of the milestones underlying such contingent payments are uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such additional contingent payments are excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and may adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company plans to recognize such revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

For the three months ended September 30, 2026 and 2025, the Company recognized collaboration and license revenue of $2.8 million and $10.7 million, respectively, under the License Agreement and the stock purchase agreement with Gilead. For the nine months ended September 30, 2026 and 2025, the Company recognized collaboration and license revenue of $13.4 million and $16.2 million, respectively, under the License Agreement and the stock purchase agreement with Gilead. As of September 30, 2026, the Company recorded deferred revenue under the License Agreement and the stock purchase agreement of $13.2 million, all of which was recorded as a current liability on the Company’s condensed consolidated balance sheet. The deferred revenue is expected to be recognized as collaboration and license revenue through at least 2027 depending on the timing of certain clinical development activities.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company's contract liabilities:

	Gilead	AbbVie	Total
Deferred revenue as of December 31, 2025	$26,651	$34,007	$60,658
Additions	—	6,000	6,000
Collaboration and license revenue recognized	(13,407)	(27,917)	(41,324)
Deferred revenue as of September 30, 2026	$13,244	$12,090	$25,334

7. Commitments and Contingencies

The Company has an operating lease for its headquarters. In August 2019, the Company entered into a facility lease agreement with a landlord providing funding for tenant improvements and occupancy of approximately 27,830 square feet of office and laboratory space (the “premises”) at 828 Winter Street, Waltham, Massachusetts. The initial term of the lease expires in March 2030, unless terminated earlier in accordance with the terms of the lease. The Company has an option to extend the lease for an additional term of five years at then-market rates. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement, and management of the leased premises, which it began paying simultaneous with the rent commencement date in March 2020. As of September 30, 2026 and December 31, 2025, the Company had a letter of credit for the benefit of its landlord in the amount of $1.8 million, collateralized by a money market account, which is recorded as restricted cash on the condensed consolidated balance sheets.

8. Preferred Stock and Common Stock

Undesignated Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company’s restated certificate of incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of undesignated preferred stock at $0.0001 par value per share. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company’s restated certificate of incorporation, as amended, authorized the Company to issue up to 600,000,000 shares of common stock, $0.0001 par value per share.

The following table presents information about prefunded warrants and common stock warrants that were outstanding as of September 30, 2026:

	Underlying		Exercise
	Equity	Number	Price		Expiration
	Instrument	Outstanding	per Share		Date
Prefunded warrants	Common Stock	13,100,119	$0.0014		—	(1)
Series A warrants	Common Stock	4,762,533	10.50		6/5/2030
Series C warrants	Common Stock	3,443,388	10.50	(2)	12/2/2026	(2)
Total warrants outstanding		21,306,040

(1)
Prefunded warrants do not expire. Each prefunded warrant is exercisable at any time from the date of issuance until fully exercised, subject to beneficial ownership limitations for each holder.

(2)
Each Series C warrant became exercisable on June 1, 2026, and will expire on December 2, 2026; provided that, if the closing sale price of the Company's common stock is below the exercise price on December 2, 2026, the exercise price will reset to the closing sale price on December 1, 2026 and the expiration date will be extended to December 31, 2026.

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

For the three and nine months ended September 30, 2026, the Company recognized a gain of $4.8 million and $4.2 million, respectively, related to the change in fair value of the common stock warrants. For each of the three and nine months ended September 30, 2025, the Company recognized a loss of $15.4 million related to the change in fair value of the common stock warrants.

The exercisability of the prefunded warrants and outstanding common stock warrants is subject to limitations on exercise. Specifically, a holder will be prohibited from exercising any portion of any warrant if immediately prior to or following such exercise such holder

(together with its affiliates) would beneficially own more than 4.99% (or up to 19.99% at the election of the holder) of the Company’s issued and outstanding common stock immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrant. However, any holder of any warrant may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that any such increase will not be effective until the 61st day after notice from the holder is delivered to the Company.

The Series B warrants were exercisable through December 31, 2025. During the exercise period, 3,443,388 of the Series B warrants were exercised and 1,319,145 Series B warrants expired unexercised on December 31, 2025. The prefunded warrants and Series A warrants may be exercised for cash or on a net exercise or “cashless” basis, and the Series C warrants may be exercised for cash or on a net exercise or “cashless” basis in the event there is no effective registration statement or prospectus available which covers the Series C warrants and shares of common stock issuable upon exercise of the Series C warrants. There can be no assurance that any of the warrants that remain outstanding as of September 30, 2026 will be exercised for cash or at all, and it is possible that the common stock warrants may expire without being exercised. If all of the outstanding Series C warrants are exercised in cash at their current exercise price of $10.50 per warrant, the Company will receive up to $36.2 million in additional total gross proceeds by the end of 2026, before deducting underwriting discounts and commissions and any offering expenses.

Sales Agreement and “At-The-Market” Facility

In March 2025, the Company entered into an “at-the-market” (“ATM”) facility with Leerink Partners, LLC (“Leerink”) pursuant to which the Company could initially issue and sell shares of its common stock from time to time at an aggregate offering price of up to $50.0 million through Leerink as sales agent. In May 2026, the Company filed a prospectus supplement to cover the offering, issuance and sale of up to a maximum of $14.5 million of the Company's common stock that may be issued and sold from time to time under the sales agreement with Leerink. During the second quarter of 2026, the Company issued and sold 592,300 shares of its common stock pursuant to the sales agreement with Leerink at a weighted average price of $7.76 per share for aggregate gross proceeds of $4.6 million, before deducting underwriting discounts and commissions and any offering expenses. The Company did not issue any shares of its common stock pursuant to the sales agreement with Leerink during the third quarter of 2026.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance consists of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Stock options and unvested restricted stock units	3,348,718	2,963,086
Employee stock purchase plan	136,294	89,603
Common stock in process of settlement at period end	—	708,215
Prefunded warrants	13,100,119	8,502,224
Common stock warrants	8,205,921	8,206,109
Total shares reserved for future issuance	24,791,052	20,469,237

9. Stock-Based Compensation

Equity Incentive Plans

2020 Stock Incentive Plan

Under the 2020 Stock Incentive Plan (as amended, the “2020 Plan”), the Company was authorized to issue shares of common stock to the Company’s employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards.

2021 Stock Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the Company’s initial public offering of common stock (“IPO”) in October 2021. Upon effectiveness of the 2021 Plan, the Company ceased granting awards under the 2020 Plan. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company initially reserved 469,929 shares of common stock under the 2021 Plan. The 2021 Plan initially provided that the number of shares reserved and available for issuance under the 2021 Plan would be cumulatively increased on January 1 of each calendar year by 5% of the number of shares of common stock outstanding on such date or such lesser amount determined by the Company’s board of directors. In June 2026, the Company's stockholders approved an amendment to the 2021 Plan (as amended, the “Amended and Restated 2021 Plan”), which had previously been adopted by the Company's board of directors subject to stockholder approval, to provide that, beginning on January 1, 2027 and continuing for each calendar year through January 1, 2031, the number of shares reserved and available for issuance under the Amended and Restated 2021 Plan will be cumulatively increased on January 1 of each calendar year in an amount equal to 5% of the sum of (i) the total number of shares of common stock outstanding and (ii) the total number of shares of common stock subject to prefunded warrants issued by the Company and outstanding on such date, or such lesser amount determined by the Company's board of directors. As of September 30, 2026, there were 390,911 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.

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
•
The second tranche of stock options (“Tranche 2 Stock Options”) will become eligible to vest based on the portion of such stock options that equals the percentage of the Series A warrants that are exercised by December 31 of each of 2025, 2026, 2027, 2028, and 2029 and on June 30, 2030 (each, a “measurement date”). Any Tranche 2 Stock Options will vest in three equal installments with one-third vesting on the applicable measurement date and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.
•
The third tranche of stock options (“Tranche 3 Stock Options”) became eligible to vest based on the portion of such stock options that equaled the percentage of Series B warrants that were exercised by December 31, 2025. The Tranche 3 Stock Options vest in three equal installments with one-third vesting on December 31, 2025 and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.
•
The fourth tranche of stock options (“Tranche 4 Stock Options”) will become eligible to vest based on the portion of such stock options that equals the percentage of the Series C warrants that are exercised or are cancelled due to the Company’s receipt of non-dilutive capital by December 31, 2026. Any Tranche 4 Stock Options that become eligible for vesting will vest in three equal installments with one-third vesting on December 31, 2026 and the remaining two-thirds vesting in equal annual installments on each of the subsequent two anniversaries thereafter.

As of September 30, 2026, there were 365,778 shares of common stock available for future issuance under the 2025 Plan.

As of September 30, 2026, the Tranche 2 and Tranche 4 Stock Options contain outstanding performance conditions for which the likelihood of satisfying each of the performance conditions is considered probable.

2022 Inducement Plan

In 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan pursuant to Nasdaq Rule 5635(c)(4) (the “2022 Inducement Plan”). In accordance with Nasdaq Rule 5635(c)(4), stock-based incentive awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Company initially reserved 19,642 shares of common stock for issuance under the 2022 Inducement Plan. The Company's board of directors approved amendments to the 2022 Inducement Plan to increase the number of shares of common stock reserved for issuance under the 2022 Inducement Plan by 35,714 shares in each of November 2024 and March 2025, by an additional 32,485 shares in January 2026, and by an additional 250,000 shares in each of June 2026 and September 2026. As of September 30, 2026, there were 454,191 shares of common stock available for future issuance under the 2022 Inducement Plan, as amended.

2021 Employee Stock Purchase Plan

In 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the IPO in October 2021. The Company initially reserved 20,859 shares of common stock for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares of common stock reserved for issuance under the 2021 ESPP will be cumulatively increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock outstanding on such date or such lesser amount determined by the Company’s board of directors (up to a maximum increase of 41,718 shares of common stock per year). On January 1, 2026, the number of shares reserved for issuance under the 2021 ESPP was increased by 41,718 shares. During the three and nine months ended September 30, 2026 and 2025, the Company issued 4,973 and 3,240 shares of common stock, respectively, under the 2021 ESPP. As of September 30, 2026, there were 136,294 shares available for future issuance under the 2021 ESPP.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2026 and 2025, the Company recorded compensation expense related to stock options, restricted stock units and restricted common stock for employees and non-employees and share purchases under the 2021 ESPP for employees, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$632	$319	$1,947	$1,054
General and administrative expense	1,286	804	3,780	2,955
Total stock-based compensation expense	$1,918	$1,123	$5,727	$4,009

Stock Options

A summary of stock option activity under the Company’s 2020 Plan, Amended and Restated 2021 Plan, 2025 Plan and 2022 Inducement Plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (1)
	Stock Options	Exercise Price	(In years)	(In thousands)
Outstanding as of December 31, 2025	2,785,102	$14.40	9.1	$27
Granted	188,969	$8.85
Exercised	(312)	$7.70
Forfeited	(482,967)	$15.16
Outstanding as of September 30, 2026 (2)	2,490,792	$13.83	8.5	$85
Exercisable as of September 30, 2026 (2)	771,244	$18.83	7.3	$19

(1)
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of the end of the period.

(2)
The weighted-average exercise price per share of the options outstanding and exercisable as of September 30, 2026 includes the impact of the stock option repricing described below.

As of September 30, 2026, the Company had unrecognized stock-based compensation expense of $11.6 million related to stock options issued to employees and directors, including $5.3 million of unrecognized stock-based compensation expense related to awards with performance conditions for which the likelihood of satisfying such performance conditions is considered probable, which is expected to be recognized over a weighted-average period of 2.6 years.

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2026 and 2025 was $7.17 per share and $9.94 per share, respectively. The following assumptions were used in determining the fair value of options granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.62 - 4.61%	3.9 - 4.4%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	99.4 - 103.0%	94.5 - 100.8%

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

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number	Weighted
	of Shares	Average
	of Restricted	Grant Date
	Stock Units	Fair Value
Unvested as of December 31, 2025	23,866	$7.70
Granted	—	$—
Vested	(7,952)	$7.70
Forfeited	(3,090)	$7.70
Unvested as of September 30, 2026	12,824	$7.70

For each of the nine months ended September 30, 2026 and 2025, the Company recognized less than $0.1 million of stock-based compensation expense related to these awards. As of September 30, 2026, the Company had unrecognized stock-based compensation expense of $0.1 million related to these restricted stock units, which is expected to be recognized over 1.25 years.

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

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Nine Months Ended
	September 30,
	2026	2025
Unvested restricted stock units	12,824	23,866
Outstanding stock options	2,490,792	822,371
Common stock warrants	8,205,921	14,287,599
Unvested employee stock purchase plan shares	5,254	4,453
Total common stock equivalents	10,714,791	15,138,289

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

Overview

We are a clinical-stage biotechnology company discovering and developing masked immuno-oncology, or I-O, therapies with the goal of significantly improving outcomes for people living with cancer. Leveraging our clinically-validated masking technology and capabilities, we are developing I-O therapies designed to selectively activate within the tumor microenvironment to achieve durable efficacy without the severe side effects associated with systemically active I-O agents. Our integrated biology and protein engineering approach enables us to design and develop highly potent, masked biologics that are activated, or unmasked, by tumor-specific proteases within the tumor microenvironment. We are currently advancing multiple programs in preclinical and clinical development, including: XTX501, a PD-1/masked IL-2 bispecific; masked, multi-specific T cell engagers, or TCEs; and efarindodekin alfa, a masked IL-12. Our clinically-validated masking technology has enabled us to establish top-tier strategic partnerships, including with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead.

XTX501: PD-1/masked IL-2 bispecific

XTX501 is a novel, investigational PD-1/masked IL-2 (alpha-optimized) bispecific antibody fusion protein that combines two complementary mechanisms in a single molecule: selective inhibition of the PD-1/PD-L1 pathway and potent IL-2-driven expansion of T cells. The PD-1 binding arm is designed to selectively direct IL-2 activity to PD-1 positive, antigen-experienced T cells and enhance their function. The IL-2 binding arm incorporates a masked, high potency IL-2 variant with an alpha-optimized receptor binding profile. By leveraging our proprietary masking technology, XTX501 aims to overcome IL-2 receptor-mediated clearance, peripheral activity, and tolerability challenges associated with non-masked IL-2 therapies. We are currently evaluating XTX501 as a monotherapy in patients with metastatic non-small cell lung cancer, or NSCLC, and select advanced solid tumors who have previously received anti-PD(L)-1 therapy in a first-in-human, multi-center, open-label Phase 1/2 clinical trial at multiple sites in the United States. We recently initiated patient dosing in the trial, and we plan to report initial Phase 1 data in patients with metastatic NSCLC in the fourth quarter of 2027.

Masked T Cell Engager Programs

We are leveraging our proprietary, clinically-validated masking technology and modular TCE architecture to advance two wholly-owned masked TCE programs, as well as an additional masked TCE program in collaboration with AbbVie. As part of the core design, our TCEs incorporate a masked CD3 binding domain, a tumor-associated antigen, or TAA, binding domain and built-in co-stimulation. Our modular architecture enables the flexibility to incorporate additional TAA binding domains and mask the TAA binding domain(s) and/or co-stimulatory signaling domain. Upon tumor-selective activation, the molecules are designed to release the mask(s) and deliver a potent TCE with a short half-life in the tumor microenvironment.

XTX602: dual-masked CLDN18.2-targeting multi-specific TCE with co-stimulation

XTX602 is a potential first-in-class, dual-masked CLDN18.2-targeting multi-specific TCE with built-in CD2 co-stimulation. CLDN18.2 is a TAA expressed in gastrointestinal cancers (gastric, pancreatic and esophageal). By incorporating masks for both the CLDN18.2 and the CD3 binding domain, XTX602 is designed to overcome potential gastrointestinal toxicity associated with non-masked CLDN18.2 targeting molecules. In addition, the CD2 co-stimulatory domain is built directly into the molecule to enable enhanced T cell activation, expansion and durability of T cell response. Investigational new drug application, or IND, enabling studies for XTX602 are ongoing, and we plan to submit an IND for XTX602 in the fourth quarter of 2027.

XTX701: masked PSMAxSTEAP1 targeting multi-specific TCE with co-stimulation

XTX701 is a potential first-in-class, masked PSMAxSTEAP1-targeting multi-specific TCE with built-in CD2 co-stimulation. PSMA and STEAP1 are TAAs collectively expressed in approximately 95% of metastatic castration-resistant prostate cancer. Targeting these two TAAs is intended to address heterogeneity of expression of PSMA and STEAP1 across prostate tumors and limit resistance and lack of durability of response due to antigen escape. By incorporating a mask for the CD3 binding domain, XTX701 is designed to minimize toxicity due to peripheral T cell activation and on-target, off-tumor engagement associated with non-masked molecules. In addition, the CD2 co-stimulatory domain is built directly into the molecule to enable enhanced T cell activation, expansion and durability of T cell response. IND-enabling studies for XTX701 are ongoing, and we plan to submit an IND for XTX701 in the fourth quarter of 2027.

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

Since inception, we have incurred significant operating losses, including net losses of $21.9 million and $45.4 million for the nine months ended September 30, 2026 and 2025, respectively, and a net loss of $35.0 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $440.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of September 30, 2026, we had cash and cash equivalents of $122.2 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. This estimate excludes up to $36.2 million in additional gross proceeds in the fourth quarter of 2026 if all outstanding Series C warrants are exercised at their current exercise price and any potential additional milestone payments, option-related fees or other contingent payments under our collaboration and license agreements with AbbVie and Gilead, including up to $31.0 million in near-term milestones and option extension fees that could be achieved under the AbbVie collaboration through the first half of 2027.

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
•
our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;
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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned from our cash and cash equivalents, and for the three and nine months ended September 30, 2025 also consists of the portion of the issuance costs we incurred in connection with the June 2025 follow-on offering, which were allocated to the common stock warrant liabilities.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended
	September 30,
	2026	2025	Change
Revenue
Collaboration and license revenue	$9,984	$19,066	$(9,082)
Total revenue	9,984	19,066	(9,082)
Operating expenses
Research and development	$14,805	$14,321	$484
General and administrative	6,928	6,674	254
Total operating expenses	21,733	20,995	738
Loss from operations	(11,749)	(1,929)	(9,820)
Other income (expense), net
Change in fair value of common stock warrant liabilities	4,820	(15,380)	20,200
Other income, net	981	1,022	(41)
Total other income (expense), net	5,801	(14,358)	20,159
Net loss	$(5,948)	$(16,287)	$10,339

Collaboration and License Revenue

Collaboration and license revenue decreased by $9.1 million from $19.1 million for the three months ended September 30, 2025 to $10.0 million for the three months ended September 30, 2026 due to a decrease in collaboration and license revenue recognized under our collaboration and license agreements with AbbVie and Gilead.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended
	September 30,
	2026	2025	Change
XTX501	$1,571	$2,189	$(618)
efarindodekin alfa	1,189	2,065	(876)
vilastobart	885	1,677	(792)
Other early programs and indirect research and development	5,489	3,474	2,015
Personnel-related	5,671	4,916	755
Total research and development expenses	$14,805	$14,321	$484

Research and development expenses increased by $0.5 million from $14.3 million for the three months ended September 30, 2025 to $14.8 million for the three months ended September 30, 2026. The changes in research and development expenses were primarily due to the following:

•
other early programs and indirect research and development costs increased by $2.0 million, primarily driven by an increase in preclinical research and development activities related to our masked TCE programs, partially offset by a decrease in preclinical research and development activities related to our AbbVie collaboration;

•
personnel-related costs increased by $0.8 million, primarily driven by a $0.6 million increase in salaries, bonuses and benefits due to higher research and development headcount and a $0.3 million increase in stock-based compensation;

•
XTX501 costs decreased by $0.6 million, primarily driven by a $0.9 million decrease in preclinical development activities and a $0.9 million decrease in manufacturing activities related to IND-enabling studies, partially offset by a $1.1 million increase in clinical trial startup activities related to our Phase 1/2 clinical trial for XTX501;
•
vilastobart costs decreased by $0.8 million, primarily driven by a decrease in clinical development activities related to our Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab; and
•
efarindodekin alfa costs decreased by $0.9 million, primarily driven by a decrease in clinical development activities related to our ongoing Phase 2 clinical trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended
	September 30,
	2026	2025	Change
Personnel-related	$3,962	$3,414	$548
Professional and consulting fees	2,275	2,374	(99)
Facility-related and other general and administrative expenses	691	886	(195)
Total general and administrative expenses	$6,928	$6,674	$254

General and administrative expenses increased by $0.3 million from $6.7 million for the three months ended September 30, 2025 to $6.9 million for the three months ended September 30, 2026. The changes in general and administrative expenses were primarily due to an increase in stock-based compensation and recruiting costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the three months ended September 30, 2026 was due to a gain of $4.8 million resulting from the decrease in the fair value of the common stock warrant liabilities between June 30, 2026 and September 30, 2026, which was primarily driven by a decrease in the price per share of our common stock.

Other Income (Expense), Net

Other income (expense), net, was $1.0 million in other income for each of the three months ended September 30, 2026 and 2025, which primarily consisted of interest income on our cash balance for both periods.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025	Change
Revenue
Collaboration and license revenue	$41,324	$30,080	$11,244
Total revenue	41,324	30,080	11,244
Operating expenses
Research and development	$49,196	$37,917	$11,279
General and administrative	21,480	22,309	(829)
Total operating expenses	70,676	60,226	10,450
Loss from operations	(29,352)	(30,146)	794
Other income (expense), net
Change in fair value of common stock warrant liabilities	4,180	(15,430)	19,610
Other income, net	3,322	180	3,142
Total other income (expense), net	7,502	(15,250)	22,752
Net loss	$(21,850)	$(45,396)	$23,546

Collaboration and License Revenue

Collaboration and license revenue increased by $11.2 million from $30.1 million for the nine months ended September 30, 2025 to $41.3 million for the nine months ended September 30, 2026 due to an increase in collaboration and license revenue recognized under our collaboration and license agreement with AbbVie, partially offset by a decrease in collaboration and license revenue recognized under our license agreement with Gilead.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025	Change
XTX501	$9,003	$4,253	$4,750
efarindodekin alfa	4,223	4,869	(646)
vilastobart	3,320	5,587	(2,267)
Other early programs and indirect research and development	15,426	8,905	6,521
Personnel-related	17,224	14,303	2,921
Total research and development expenses	$49,196	$37,917	$11,279

Research and development expenses increased by $11.3 million from $37.9 million for the nine months ended September 30, 2025 to $49.2 million for the nine months ended September 30, 2026. The changes in research and development expenses were primarily due to the following:

•
other early programs and indirect research and development costs increased by $6.5 million, primarily driven by an increase in preclinical research and development activities related to our masked TCE programs, partially offset by a decrease in preclinical research and development activities related to our AbbVie collaboration;
•
XTX501 costs increased by $4.8 million, primarily driven by a $2.7 million increase related to clinical trial startup activities for our Phase 1/2 clinical trial for XTX501 and a $1.8 million increase in manufacturing activities related to IND-enabling studies;

•
personnel-related costs increased by $2.9 million, primarily driven by a $2.2 million increase in salaries, bonuses and benefits due to higher research and development headcount and a $0.9 million increase in stock-based compensation;
•
efarindodekin alfa costs decreased by $0.6 million, primarily driven by a decrease in clinical development activities related to our ongoing Phase 2 clinical trial; and
•
vilastobart costs decreased by $2.3 million, primarily driven by a decrease in clinical development activities related to our Phase 1/2 clinical trial evaluating vilastobart in combination with atezolizumab.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025	Change
Personnel-related	$12,546	$11,985	$561
Professional and consulting fees	6,673	7,799	(1,126)
Facility-related and other general and administrative expenses	2,261	2,525	(264)
Total general and administrative expenses	$21,480	$22,309	$(829)

General and administrative expenses decreased by $0.8 million from $22.3 million for the nine months ended September 30, 2025 to $21.5 million for the nine months ended September 30, 2026. The changes in general and administrative expenses were primarily due to:

•
personnel-related costs increased by $0.6 million, primarily driven by a $0.8 million increase in stock-based compensation, partially offset by a $0.2 million decrease in salaries, bonuses and benefits; and
•
professional and consulting fees decreased by $1.1 million, primarily driven by a $1.6 million decrease in legal fees, partially offset by a $0.6 million increase in consulting and other professional costs.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities for the nine months ended September 30, 2026 was due to a gain of $4.2 million resulting from a decrease in the fair value of the common stock warrant liabilities between December 31, 2025 and September 30, 2026, which was primarily driven by a decrease in the remaining term of the common stock warrants.

Other Income (Expense), Net

Other income (expense), net, increased by $3.1 million from other income of $0.2 million for the nine months ended September 30, 2025 to other income of $3.3 million for the nine months ended September 30, 2026. The increase in other income was primarily due to an increase in interest income due to a higher average cash balance, partially offset by the $2.3 million in issuance costs we incurred in connection with the June 2025 follow-on offering, which were allocated to the common stock warrant liabilities, for which there was no comparable cost for the nine months ended September 30, 2026.

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

At-the-Market Offering Program

In March 2025, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale up to $250.0 million of our common stock, preferred stock, debt securities, units and warrants, which we may issue and sell from time to time in one or more offerings, which became effective on May 8, 2025 (333-285703). In March 2025, we entered into a sales agreement with Leerink Partners, LLC, or Leerink, under which we could initially issue and sell shares of our common stock from time to time at an aggregate offering price of up to $50.0 million. In February 2026, we filed a prospectus supplement to our prospectus dated May 8, 2025 (333-285703) to reduce the amount of common stock we may offer and sell under the sales agreement to an aggregate offering price of up to $9.5 million.

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

During the second quarter of 2026, we issued and sold 592,300 shares of our common stock pursuant to the sales agreement with Leerink at a weighted average price of $7.76 per share for aggregate gross proceeds of $4.6 million, before deducting underwriting discounts and commissions and any offering expenses. We did not issue any shares of our common stock pursuant to the sales agreement with Leerink during the third quarter of 2026.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(54,899)	$(2,994)
Investing activities	(633)	(423)
Financing activities	40,201	51,909
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,331)	$48,492

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

During the nine months ended September 30, 2026, net cash used in operating activities of $54.9 million was primarily driven by net changes in operating assets and liabilities of $35.6 million, our net loss of $21.9 million and the $4.2 million gain recorded on the change in fair value of our common stock warrant liabilities, partially offset by $5.7 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense.

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

Investing Activities

During the nine months ended September 30, 2026 and 2025, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities of $40.2 million primarily consisted of proceeds from the sale of prefunded warrants through a follow-on offering and proceeds from the sale and issuance of common stock through our ATM program.

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

As of September 30, 2026, we had cash and cash equivalents of $122.2 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. This estimate excludes up to $36.2 million in additional gross proceeds in the fourth quarter of 2026 if all outstanding Series C warrants are exercised at their current exercise price and any potential additional milestone payments, option-related fees or other contingent payments under our collaboration and license agreements with AbbVie and Gilead, including up to $31.0 million in near-term milestones and option extension fees that could be achieved under the AbbVie collaboration through the first half of 2027.

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
•
the potential receipt of up to $36.2 million in additional gross proceeds in the fourth quarter of 2026 if all of the outstanding Series C common stock warrants issued in connection with our June 2025 follow-on offering are exercised at their current exercise price of $10.50 per warrant;
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

Contractual Obligations

During the nine months ended September 30, 2026, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our chief executive officer (our principal executive officer) and our chief financial and operating officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of September 30, 2026, we had cash and cash equivalents of $122.2 million. Based on our current operating plans, we anticipate that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. This estimate excludes up to $36.2 million in additional gross proceeds in the fourth quarter of 2026 if all outstanding Series C warrants are exercised at their current exercise price and any potential additional milestone payments, option-related fees or other contingent payments under our collaboration and license agreements with AbbVie Group Holdings Limited, or AbbVie, and Gilead Sciences, Inc., or Gilead, including up to $31.0 million in near-term milestones and option extension fees that could be achieved under the AbbVie collaboration through the first half of 2027. In addition, we have based our estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate and may need to seek additional capital sooner than anticipated.

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
•
the potential receipt of up to $36.2 million in additional gross proceeds in the fourth quarter of 2026 if all of the outstanding Series C common stock warrants issued in connection with our June 2025 follow-on offering are exercised at their current exercise price of $10.50 per warrant;
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

Since inception, we have incurred significant operating losses, including net losses of $21.9 million and $45.4 million for the nine months ended September 30, 2026 and 2025, respectively, and $35.0 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $440.6 million. We expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our pipeline of novel, masked immuno-oncology, or I-O, molecules through preclinical and clinical development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. We do not expect to generate any revenue from the sale of products for a number of years, if at all, and any such revenue will not be realized unless and until we obtain marketing approval for and successfully launch and commercialize a product candidate. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

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

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, the issuance of shares of common stock upon the exercise of our outstanding prefunded warrants or common stock warrants will result in immediate and substantial dilution to our existing stockholders. Similarly, if we issue additional shares of our common stock in one or more public or private offerings in the future, our existing stockholders will suffer further dilution. In addition, as a condition to providing additional funds to us, Gilead and AbbVie received rights superior to those of existing stockholders. Future investors may similarly receive rights that are superior to those of existing investors or which place restrictions on our future equity issuances. In addition, the incurrence of any indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Further, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Risks Related to Ownership of Our Common Stock and Our Status as a Public Company—Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the

Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks Related to the Discovery and Development of Our Product Candidates

Our business is highly dependent on the success of our current product candidates, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current or future product candidates, including our current clinical-stage product candidates, efarindodekin alfa and XTX501. We are currently evaluating efarindodekin alfa as a monotherapy in an ongoing Phase 2 clinical trial in patients with certain advanced solid tumors and XTX501 as a monotherapy in an ongoing Phase 1/2 clinical trial in patients with metastatic non-small cell lung cancer, or NSCLC, and select advanced solid tumors. We also have a portfolio of programs that are in preclinical development and may never advance to clinical-stage development, including XTX602 and XTX701, our wholly-owned masked, multi-specific T cell engagers targeting CLDN18.2 and PSMAxSTEAP1, respectively, as well as an additional masked T cell engager program in collaboration with AbbVie.

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

All our product candidates are still in the early clinical stage or preclinical stage of development, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current or future preclinical programs, including without limitation, the planned INDs for XTX602 and XTX701, our masked, multi-specific T cell engagers targeting CLDN18.2 and PSMAxSTEAP1, respectively, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, we most recently reported data from our Phase 1 clinical trial for efarindodekin alfa in November 2025 at the Society for Immunotherapy of Cancer 40th Annual Meeting. Preliminary and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We face risks related to our reliance on our current and any future CDMOs. For example, we and our CDMO are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities of the CDMO on which we rely may not continue to meet regulatory requirements, may have limited capacity or may experience interruptions in supply, any of which could adversely affect our development and commercialization plans for our product candidates. All entities involved in the preparation and storage of therapeutics for clinical trials or commercial sale, including our CDMOs, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with current Good Manufacturing Practices, or cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, in partnership with our CDMO, must supply all necessary documentation in support of an IND for clinical product, and later in support of a BLA for any potential commercial product, on a timely basis and must adhere to the FDA’s and EMA’s current Good Laboratory Practices and cGMP regulations enforced through the applicable regulatory authority’s facilities inspection program. Our facilities and quality systems and the facilities and quality systems of our CDMO must pass a pre-approval inspection, or PAI, to confirm validity of the information presented in the BLA and to confirm the capability of the facility to manufacture our product in compliance with the applicable regulations. The PAI is a condition of regulatory approval of any product candidates we may develop or any of our other potential products. If our or our CDMO’s quality systems or facilities involved with the preparation of our product candidates do not pass the PAI, FDA approval of such product candidates will not be granted.

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

Currently, we depend on a CDMO, WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for developing the manufacturing processes required to supply our product candidates. We cannot ensure that WuXi Biologics will remain in business or have sufficient capacity or supply to meet our needs. Our use of a single third-party manufacturer exposes us to several risks, including price increases or manufacturing delays beyond our control. WuXi Biologics is based in and has significant operations in China, where our product candidates are manufactured, which subjects us to additional risks including those related to U.S. export control laws, potential sanctions or other trade restrictions imposed by the U.S. government. Moreover, reliance on third-party manufacturers generally entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

We have relied on WuXi Biologics in China to develop the processes to manufacture our product candidates, and to manufacture and supply our product candidates and certain raw materials used in our product candidates, and we expect to continue to use WuXi Biologics as our CDMO for such purposes. A natural disaster, epidemic or pandemic, such as the COVID‑19 pandemic, trade war, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, and subsequent legislation that China or the U.S. may adopt in the future, or other events in China could disrupt our ability to continue to rely upon CROs, CDMOs, collaborators, manufacturers or other third parties with whom we conduct business now or in the future. For example, in December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern, or BCCs; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the Department of Defense/War 1260H list of “Chinese military companies” as a BCC. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. Subsequently, on June 8, 2026, the Department of Defense/War released an updated version of the 1260H list, which included WuXi AppTec, along with two other biotechnology companies (Complete Genomics and Novogene). WuXi AppTec challenged its designation as a Chinese military company and was removed from the 1260H list in November 2026. Nonetheless, the U.S. government has authority to add additional entities of concern to the 1260H list, and there is a risk that such a future listing could include the re-listing of WuXi AppTec or the listing of WuXi Biologics. Entities on the 1260H list are covered under a grandfather clause that allows any contracts signed before their effective date of listing to be protected for five years from their listing. Moreover, while WuXi Biologics was originally the biologics division of WuXi AppTec, they are now operationally independent companies. As a result, we do not expect a re-listing of WuXi AppTec to impact WuXi Biologics and the services it currently provides to us.

Separately from our reliance on WuXi Biologics for manufacturing, we engage WuXi AppTec to perform a significant portion of the nonclinical and IND-enabling studies for our product candidates. However, we do not use WuXi AppTec’s services in the performance of any U.S. government contract and do not rely on U.S. government grant or loan funds for such services and we believe we could transition these services to alternative providers in a timely manner, if necessary. Nonetheless, if we were to seek or rely on U.S. government contracts, grants, or loans in the future, or if the U.S. government were to expand the restrictions applicable to entities on the 1260H list (including through WuXi AppTec’s potential designation under other U.S. restricted party regimes) and we were unable to transition these services on a timely and cost-effective basis, such developments could adversely affect our business.

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
•
collaborators or licensors could independently develop, develop with third parties or acquire products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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

•
With respect to XTX501, currently there are no PD-1/IL-2 bispecific therapies approved for the treatment of cancer. However, we are aware of several companies that have PD-1/IL-2 bispecific programs in development, including but not limited to Anaveon AG, Anwita Biosciences, Inc., Boan Biotech Co. Ltd., Bright Peak Therapeutics, Inc., Innovent Biologics, Inc. (co-development with Takeda Pharmaceutical Company Limited), Medicenna Therapeutics Corp., Proviva Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Roche, Shandong Boan Biotechnology Co., Ltd. and Teva Pharmaceutical Industries, Ltd.
•
With respect to our masked T cell engager programs, currently there are no T cell engager therapies targeting PSMA, CLDN18.2 or STEAP1 approved for the treatment of cancer. However, we are aware of other companies that have masked T cell engager programs in development for PSMA, including but not limited to Janux Therapeutics, Inc. and Vir Biotechnology, Inc. To our knowledge, there are no companies currently developing a masked T cell engager program targeting both PSMA and STEAP1 or a masked T cell engager program for CLDN18.2. However, we are aware of several companies developing non-masked T cell engager programs for CLDN18.2, including but not limited to AstraZeneca PLC, Qilu Pharmaceutical Co. and Xencor, Inc. (licensed to Astellas Pharma Inc.), for PSMA, including but not limited to Regeneron Pharmaceuticals, Inc. and Xencor, Inc. (licensed to Johnson & Johnson), for STEAP1, including but not limited to Xencor, Inc. (licensed to Amgen Inc.) and Shanghai Henlius Biotech, Inc., and for PSMA and STEAP1, including but not limited to Qilu Pharmaceutical Co., Ltd.
•
With respect to efarindodekin alfa, currently there are no IL-12 therapies approved for the treatment of cancer. However, we are aware of several companies that have systemically delivered IL-12 programs in development, including but not limited to PDS Biotechnology Corporation, Philogen S.p.A. and Shanghai KangaBio Co., Ltd.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the release of clinical trial data, the completion of an ongoing clinical trial, the initiation of other clinical trials, the submission of a regulatory filing, receipt of regulatory approval or the commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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

Moreover, we may be required to report certain relationships to the FDA or comparable foreign regulatory authorities. The FDA, or a comparable foreign regulatory authority, may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, or comparable foreign regulatory authority, may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, on July 14, 2025, following litigation reaching the U.S. Supreme Court, the current administration began to carry out layoffs across HHS, including at the FDA. The loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. In November 2025, Congress agreed to provide full-year funding for the FDA through September 30, 2026, at a slight decrease compared to previous spending levels. On September 2, 2026, the President signed into law a continuing resolution that provides funding for the federal government, including the FDA, at current levels, through December 11, 2026. There were several reports in 2025 of the FDA failing to meet its Prescription Drug User Fee Act, or PDUFA, goal dates for approval of a new drug application, or NDA, or BLA due to heavy workload and limited resources.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom, or the U.K., as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). The U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, which took effect on April 28, 2026. These changes were needed since the prior U.K. requirements were based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the U.K. left the EU prior to the date on which the EU Clinical Trials Regulation took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU member states, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation. The Council formally adopted these new measures on September 28, 2026. The new provisions are expected to be approved by the Parliament and to enter into force by December 2026, and to become applicable in late 2028. If the new measures are finalized in line with the provisional political agreement, they will have a significant impact on the EU pharmaceutical industry, which could have a significant impact on our business.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA now requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, or GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, or GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for its drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organisation for Economic Co-Operation and Development countries with a gross domestic product, or GDP, of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). On September 20, 2026, CMS issued a final rule for the GLOBE model. Although we cannot predict whether, when, or to what extent any of our product candidates, if approved, would become subject to these or future pricing and reimbursement programs, such measures could reduce reimbursement for pharmaceutical products, place downward pressure on pricing, increase rebate, discount, or other payment obligations, limit commercial flexibility, and adversely affect demand for pharmaceutical products.

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

On April 2, 2026, the administration issued a proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. Specifically, as of July 31, 2026, a 100% tariff applies to pharmaceutical articles classified in certain 10-digit harmonized tariff, or HTS, codes that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, or are listed in the FDA’s Lists of Licensed Biological Products, or the Purple Book, unless a relevant exemption applies. The 100% tariff also applies to active pharmaceutical ingredients, or APIs, and key starting materials for such articles. For companies like ours that are not listed in the annexes to the proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. government), the Section 232 tariffs became effective on September 29, 2026. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Liechtenstein and the U.K. Certain categories of products are exempt from these tariffs, including, but not limited to, generic pharmaceuticals and biosimilars; specified U.S.-origin pharmaceutical products; and products classified in certain HTS codes, listed in Annex IV of the proclamation. Other products likely to be exempt from the tariffs include drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, supply chain attacks, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, attackers may use AI and machine learning to launch more automated, targeted and coordinated attacks against targets, and other third parties may use AI to probe information technology systems without authorization. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. We also may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.

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

As of September 30, 2026, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned shares in the aggregate representing a majority of our outstanding common stock. As a result of their share ownership, these stockholders, if they act together, would have the ability to influence our management and policies and would be able to significantly affect the outcome of matters requiring stockholder approval, such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40925), filed with the Securities and Exchange Commission on March 23, 2026)

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40925), filed with the Securities and Exchange Commission on April 3, 2023)

10.1

Third Amended and Restated 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40925), filed with the Securities and Exchange Commission on August 12, 2026)

10.2*	Amendment No. 1 to the Third Amended and Restated 2022 Inducement Stock Incentive Plan
10.3*	Employment Agreement, dated August 13, 2026, by and between the Registrant and Yariv Houvras
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

XILIO THERAPEUTICS, INC.

Date: November 10, 2026	By:	/s/ René Russo
René Russo, Pharm.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Christopher Frankenfield
Christopher Frankenfield
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)